Form 10KSB
period 2002-04-30
WINESHARES INTERNATIONAL INC
filed 2002-08-14
CIK 1118183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  April  30,  2002
                                    ----------------

[   ]   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

Commission  File  Number:  000-33403

                         Wineshares International, Inc.
                         ------------------------------
                  (Name of small business issuer in its charter)

Nevada                                        98-0349285
------                                        ----------
(State  or  other  jurisdiction  of           (I.R.S.  Employer
incorporation  or  organization)              Identification  No.)

517-518  Moberly  Road
Vancouver,  BC,  Canada                       V5Z  4G3
-----------------------                       --------
(Address  of  principal  executive  offices)  (Zip  Code)

Issuer's  telephone  number,  including
  area  code                                  (604)  876-8096

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:  NONE

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  the  most  recent  fiscal  year  were  $12,436.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of April 30, 2002 is N/A.

The number of shares of the issuer's Common Stock outstanding as of April 30, 2002 was 10,268,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]


                                     PART I

Item  1          Business

Organization

Wineshares  was  incorporated  in  Nevada  on  February  7,  2000.

Business

We are currently engaged in the business of operating a vineyard known as the Eagle Bluff Vineyard in Okanagan Falls, British Columbia which we acquired an interest in from RMA Enterprises as a result of a Vineyard Purchase Agreement dated April 26, 2001. Our business plan is to acquire vineyards along with wine production and distribution facilities in order to take advantage of the economies of scale that can be achieved from horizontal and vertical integration in the wine and beverage market. The Eagle Bluff Vineyard is our first vineyard operation.

Eagle  Bluff  Vineyards

The Eagle Bluff Vineyards is a planted vineyard property located in the Okanagan Valley wine-growing region of British Columbia, Canada. The property consists of eleven acres of which over 5.75 acres are currently planted and productive of grapes and a further 4 acres are planted with vines that are expected to produce grapes within the next three years.

The vines on the property are currently producing Riesling and Chardonnay grapes. Vines to produce Pinot Gris and Merlot grapes are currently planted, but will not produce grapes until 2003.

The grape production from the Eagle Bluff Vineyards in 2000 was approximately 6 tons per acre. For the growing season completed in the fall of 2000, the total harvest from the Eagle Bluff Vineyard was 29.51 tons, which was sold for a price of CA$35,948 (approximately $22,467 in US currency). This 2000 crop was controlled by RMA's predecessor under their purchase agreement, neither Wineshares nor RMA received any revenues from this harvest.

Since the 2000 crop was the last crop controlled by the predecessor to RMA, there was overcropping in an attempt to push as much fruit out of the vineyard as possible. Consequently, by the close of the season our vines were unhealthy and overstressed. This resulted in our having to perform a considerable amount of remedial work in the year 2001. To strengthen our vines we made the decision to undercrop our 2001 harvest. By bringing our crop harvest ratios down to 3.5 tons per acre, we were able to strengthen the vines in order to preserve future, higher quality harvests.

All grape production from the Eagle Bluff Vineyards is sold to Hawthorne Mountain Vineyards pursuant to a Grape Growers Contract dated March 30, 2001. Under this contract, we sell our Riesling grapes at a price of $1,350 per ton and our Chardonnay grapes at a price of $1,275 per ton. The Grape Growers Contract requires us to sell all production from the Eagle Bluff Vineyard to Hawthorne until November 30, 2003 and is renewable for additional three-year periods unless proper notice to terminate is given.


Vineyard  Purchase

Pursuant to the terms and conditions of the Vineyard Purchase Agreement entered into on April 26, 2001 (quoted in Canadian dollars), we will pay $650,000 (approximately $406,250 in US currency) and issue 150,000 restricted shares in exchange for the ownership rights to the Eagle Bluff Vineyard. This consideration is payable as follows:

(a) A $10,000 (approximately $6,250 in US currency) promissory note payable, issued upon execution of the Agreement, without interest one year from the date of the Agreement or the date we elect to register the Agreement in the Land Titles Office, whichever is earlier;

(b) the principal portion of the payments due on the mortgage with HSBC Bank Canada (there are two mortgages tied to this property which had balances of approximately $91,300 and $289,600 as of June 2002; the monthly principal payments of these mortgages that Wineshares is responsible for equate to approximately $385 and $650 per month, respectively);

(c)     The  balance  by  certified  check  at  Closing;  and

(d)     150,000  shares  of  our  common  stock upon execution of the Agreement.

Our obligation to complete this purchase is subject to the following conditions precedent being in effect or satisfied:

(a) within two years after the date the Agreement is executed, we must have obtained all necessary government approvals, including a license under the Liquor Distribution Act RSBC c 268, to operate an Estate Winery Store on the Property; and

(b) within 10 business days after the date the Agreement is executed, we must have entered into a management agreement with Mr. Robert Mingay, the principal of the Vendor, RMA Enterprises, for the management of the vineyard.

Since the time of entering into this agreement, we have issued the 150,000 shares to RMA and have entered into a management agreement with Mr. Mingay as required under the Agreement. We are presently in the process of obtaining an Estate Winery License. It should be noted that until the liquor license condition is satisfied or waived, RMA has the right to consider other offers to purchase the vineyard. If RMA, however, receives a bona fide offer that it is prepared to accept, we have 30 days from the time we receive notice of that fact to waive the foregoing conditions and buy the vineyard. If we do not deliver the notice of waiver within this time frame, the Agreement will terminate.

The closing of the purchase and sale of the vineyard is expected to occur at 12:00 noon on the second business day following the satisfaction or waiver of all of the conditions set out in the agreement.

A copy of the Vineyard Purchase Agreement is attached to this Registration Statement as an Exhibit. The material terms of the Vineyard Purchase Agreement are summarized above; however, this information provided is qualified in its entirety by reference to the complete text of the agreement.


Employees

As of April 30, 2002, we had no employees, other than our five officers. Robert Mingay, who is the vineyard's operations manager, works under a management contract with us and oversees other contract workers who are hired on an as needed basis to perform functions such as spraying, and vineyard maintenance. During harvest time, pickers are also hired on a contract basis for the season only in order to keep our costs to a minimum.

Our five officers are Mr. Ralph Oakes, who is our President, Secretary, Treasurer and Director, Mr. Buko von Krosigk who is our Chief Executive Officer and Director, Mr. Eric von Krosigk who is our Chief Operations Officer and Director, Mr. Gerald Kierans who is our Vice-President Marketing and Director and Mr. Gerard Darmon who is our Vice-President Finance and Director. Each of the officers provides their services to our business on a part-time basis as required. Ralph Oakes presently commits approximately 15% of his business time to our business. Buko von Krosigk presently commits approximately 100% of his business time to our business. Eric von Krosigk presently commits approximately 10% of his business time to our business, Gerald Kierans presently commits approximately 10% of his business time to our business and Gerard Darmon presently commits approximately 5% of his business time to our business.

We  presently  do  not  pay any salary or consulting fee to any of our officers.

We do not pay our directors any compensation for serving on our board of directors.


We conduct our business through agreements with consultants and arms-length third parties.

If we do not obtain additional financing we may be unable to complete our business plan.

We expect to require substantial additional capital to fund our business. As of April 30, 2002, we had cash on hand in the amount of $967. Additionally, we have incurred a net loss of $69,589 for the fiscal year ending April 30, 2002. The wine industry is a capital-intensive business which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years which will require additional financing. We have no agreements for financing and there can be no assurance that funding will be available to us on acceptable terms, or at all, to fund completion of the purchase of the Eagle Bluff Vineyard, new business opportunities or to execute our business plan.


Because we have only recently commenced business operations, we face a high risk of business failure.

We were incorporated on February 7, 2000 and to date have had no profits. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the areas in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to operations, marketing and competition, and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not ever achieve profitable operations.

Our  success  is  dependent  upon  consumer  spending  and  preferences.

The success of our business depends upon a number of factors related to the level of consumer spending, including the general state of the economy and consumer confidence in future economic conditions. Changes in consumer spending can affect both the quantity and price level of wines that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for our proposed products, limitations on our ability to increase prices and increase selling and promotional expenses. A sudden and unexpected shift in consumer preferences or a reduction in sales of wine generally or in wine varietals or types could have a material adverse effect on our proposed business, financial condition and results of proposed operations.

We face intense competition in the wine industry and may not be able to compete successfully.

The wine industry is intensely competitive and highly fragmented. We intend to compete in all of the premium wine segments with many other premium wines produced domestically and abroad. Our proposed products will also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, nonalcoholic beverages, for shelf space in retail stores and for marketing focus independent distributors, many of which carry extensive brand portfolios. The wine industry has also experienced significant consolidation in recent years and many of our competitors have significantly greater capital resources than us.

Various agricultural issues could impact our ability to produce successful harvests.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases and pests and extreme weather conditions can materially and adversely affect the quality and quantity of grapes available to us, thereby materially and adversely affecting the quality and supply of our proposed wines and, consequently, our business, financial condition and results of operations. Future government restrictions regarding the use of certain materials used in grape growing may have a material adverse effect on vineyard costs and production.

Grape growing requires adequate water supplies. While we intend to acquire vineyards with adequate water supplies, a substantial loss of grape crops or growing vines caused by inadequate water supplies would have a material adverse effect on our proposed business, financial condition and results of operations.

Phylloxera, a pest that feeds on susceptible grape rootstocks, has infested many vineyards. Phylloxera causes the vine to become economically unproductive within two to three years of infestation. Although we do not intend to acquire vineyards which have experienced recent significant infestation, phylloxera is a significant threat in this industry that could infest acquired vineyards. Replanted vines generally take three to five years to bear grapes in commercial quantities. In addition, there can be no assurance that the rootstocks used in its planting and replanting programs will not become susceptible to existing or new strains of phylloxera, plant insects or diseases, including, but not limited to, Pierce's Disease or FanLeaf Virus, any of which could have a material adverse effect on our proposed business.

Effects  of  grape  supply  may  effect  the  success  of  our  business.

The quality and quantity of grape supply is determined by a combination of factors, including weather conditions during the growing season, diseases and pests and industry-wide planting efforts. The adequacy of grape supply is influenced by consumer demand for wine. While we believe that we can secure a sufficient supply of grapes for our own proposed business from our own production from vineyards to be acquired and from grape supply contracts with independent growers, there can be no assurance that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in the cost to our proposed wine production. Such an increase in the cost of producing our wines could have a material adverse effect on our proposed business, financial condition and results of operations.

Demand for premium wines currently exceeds supply of premium wine grapes, giving wineries a degree of pricing flexibility. However, new vineyards are rapidly being planted and old vineyards are being replanted to greater densities, with the expected result of significantly increasing the supply of premium wine grapes and the amount of wine which will be produced. This expected increase in grape production could result in an excess of supply over demand and force wineries to reduce or not increase prices, which could have a material adverse effect on our proposed business.

Our success depends upon our building a successful distribution network and maintaining strong relationships with our distributors in that network.

We intend to sell our products principally to distributors for resale to restaurants and retail outlets. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could have a material adverse effect on our proposed business, financial condition and results of operations.

If we are unable to exert the time and money needed to comply with government regulation of the wine industry, our business may suffer.

The wine industry is subject to extensive regulation by the U.S. Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Expansion of and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes and international tariffs, could materially adversely affect our financial results. We may not be able to comply with future legal or regulatory challenges to the industry, which could have material adverse effects on our business, financial condition and results of operations.

Consumer perception of wine and alcohol consumption could have negative implications for our business.

While a number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, other studies conclude or suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could have a material adverse effect on our business, financial condition and results of operations.

Operating a vineyard involves encountering various environmental issues that we may or may not be able to address appropriately due to financial constraints.

For the purposes of preserving our crops, we may use pesticides and other hazardous substances in the operation of our business. If hazardous substances are discovered on, or emanating from, any of our present or future operations and their release presents a threat of harm to public health or the environment, we may be held strictly liable for the cost of remediation. Strict liability claims, usually pleaded in suits involving hazardous substances, result in the defendant company being liable for damages regardless of the amount of reasonable care the company may have exercised with regard to the hazardous substance. Payment of any such costs could have a material adverse effect on our business, financial condition and results of operations.

We may lack the insurance coverage necessary to cover possible future liabilities such as contamination of our product.

Our existing and proposed operations are subject to certain hazards and liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could result in the need for a product recall, which could significantly damage our reputation for product quality. We do not presently maintain insurance against such risks and insurance may not be available at a price or on terms satisfactory to us.

The inability to obtain or the loss of the services of one or more of our key personnel could have a material adverse effect on our business.

Our key employees include Mr. Buko von Krosigk, Mr. Eric von Krosigk, Mr. Gerald Kierans, Mr. Gerard Darmon and Mr. Ralph Oakes. Additionally, we have a management contract with Mr. Robert Mingay who oversees the day to day management of the vineyard and hires all contract workers. We currently do not have key-man life insurance on any of these individuals.
Our success will depend in large part upon our ability to attract and retain the services of our present and future key employees. In addition, if one or more of our key employees resigns in order to join a competitor or to form a competing company, the loss of such personnel to any such competitor could have a material adverse effect on our proposed business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our trade secrets, practices or procedures by such personnel.
If we are unable to enforce our intellectual property rights, including our trademarks, our products may experience dilution.

Our wines will be branded consumer products, and our efforts to distinguish our wines from those of our competitors will depend, in part, on the strength and vigilant enforcement of our trademarks. There can be no assurance that competitors will refrain from using any trademarks or trade names, which may dilute our intellectual property rights, and any such actions may require us to become involved in litigation to protect such rights. Any such litigation could involve substantial financial expenditures and the diversion of management's time and attention. The dilution of our trademarks could have a material adverse effect on our proposed business, financial condition and results of operations.

We may not be successful in locating suitable acquisitions, or integrating future acquisitions into our business operations.

Our proposed business includes the acquisition of wineries, brands, production facilities and vineyards. Our acquisitions, if any, will depend, in part, on the availability of suitable acquisition candidates at favorable prices and on favorable terms and conditions. Acquisitions entail a risk that businesses acquired will not perform in accordance with expectations. Further, we may not be successful in integrating operations acquired from other companies, and such difficulties may divert management's attention from other business concerns and lead to the potential loss of our key employees or the key employees of the acquired operations.


Because our directors own almost 50% of our outstanding common stock, investors may find that corporate decisions influenced by the directors are inconsistent with the interests of other stockholders.

Our directors, executive officers and affiliates currently beneficially own almost 50% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.


Our success will be largely dependent upon the ability to attract and maintain relationships with key third parties in the industry.

Our success, assuming we are able to complete our acquisition of the Eagle Bluff Vineyard and make other suitable acquisitions, will depend on our ability to enter into relationships with distributors and other entities involved in the process of wine distribution and sales. We do not presently have such relationships and we may not be able to develop such relationships. The failure to develop such relationships could impact adversely on the our proposed business.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The shares offered by this prospectus constitute a penny stock under the Securities and Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

Because of our limited resources and the capital-intensive nature of our business, there is a substantial doubt as to our ability to continue as a going concern.

The report of our independent auditors to our audited financial statements for the period ended April 30, 2002, indicates that our ability to continue to operate and pursue our business objectives depends upon our ability to raise additional capital. Our continued operation is dependent on our ability to make our existing operations profitable. Additionally, we will likely need to obtain financing in order to make any significant capital expenditures or acquisitions of other operations. If we are not able to obtain this additional financing, our ability to continue as a going concern is questionable thereby making it possible that investors will lose their investment.

Because our operations and all of our directors are located in Canada, investors seeking damages in any type of shareholder litigation may find it difficult to obtain judgments involving our Canadian property or directors.

Although we are incorporated in the State of Nevada, and have an agent for service of process in the State of Nevada, any shareholder litigation, either attaching our Canadian assets, such as our interest in Eagle Bluff Vineyard, or suing directly the directors located in Canada, may encounter added difficulties in obtaining judgments against us or our directors due to logistics and the possible added involvement of a foreign court.

In  the  event  of  such  litigation,  it may be difficult for a shareholder to:
     - effect service of process on the non-U.S. resident directors, officers or experts whose testimony would be necessary to the proceedings;
     - enforce in the U.S. judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws against us or our directors or officers;
     - enforce in a Canadian court judgments obtained in a U.S. court based upon the civil liability provisions of the U.S. federal securities laws against us or our directors or officers; and
     - bring in a Canadian court an original action to enforce liabilities based upon the U.S. federal securities laws against us or our directors or officers.


Subsidiaries

We  currently  have  no  subsidiaries.

Patents  and  Trademarks

We do not own, either legally or beneficially, any patents or trademarks. We anticipate that in the future we will trademark brand names for our wine products.

Research  and  Development  Expenditures

Since our company's inception, we have spent approximately $68,850 in research and development expenditures. The majority of these charges involved researching several vineyards as possible acquisitions targets for Wineshares.

ITEM  2     Properties

We currently operate the Eagle Bluff Vineyard, which we have agreed to purchase, subject to obtaining an Estate Winery License. The Eagle Bluff Vineyard consists of approximately 11 acres located in the Okanagan Valley region of the Province of British Columbia.

ITEM  3     Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no material bankruptcy, receivership, or similar proceedings pending.


ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

There have been no matters submitted to a vote by our shareholders in the last year.

                                     PART II

ITEM 5     Market for Registrant's Common Equity and Related Stockholder Matters

Our  common  stock  is  not  listed  on any public exchange at the present time.

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. We did not sell or conduct an offering of our stock during 2001-2002.

We did not complete any unregistered sales of shares of our common stock during the year ended April 30, 2002.

ITEM  6     Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operation

Our immediate plan of operation calls for the continued operation of the Eagle Bluff Vineyard and the sale of its production to Hawthorne until we have obtained the Estate Winery License. Our plans at this time include nurturing both the newly planted vines on the previously unused portions of the Eagle Bluff vineyard and strengthening the existing vines that had been previously overcropped.

During the the period from April 30, 2001 to January 31, 2002, we spent approximately $8,750 on the purchasing and installing of 25,000 lineal feet of new trellis post and wire system to support additional grapevines planted this year at Eagle Bluff. A further $9,000 was spent on the purchase of grafted rootstock vines. These vines consisted of 3,500 Pinot Gris and 3,500 Merlot and test clones of Syrah and Cabernet Sauvignon, all of which were planted during this period and increased the planted acreage of the vineyard by 3.5 acres.

Due to the damage of overcropping by RMA's predecessor, we performed a considerable amount remedial work and protectionist activity to the existing vines during the 2001 harvest season. By bringing the crop down to 3.5 tons per acre, the 2001 season produced US$12,436 in grape sales, down approximately $10,000 in US dollars from the previous years' sales. By reducing the production in 2001, however, we believe that the quality of our future crops will be preserved.

Our ongoing expenses per season are approximately $2,500 per acre which may vary slightly depending upon variables such as rain and levels of pest control required. These expenses include vineyard labour, fertilizing, mowing, cropping of vines, and trellis maintenance. This past period there were also expenditures for repairs and upgrading to the drip feed irrigation system, including additional capacity for the newly planted vines. In addition there were upgrades to the vineyard electrical system and repairs to the perimeter fencing. The balance of labour and material expenses were for day to day operational costs of planting, pruning, and preparing the crop for the 2001 harvest which yielded the following tonnages of grapes:

               5  tons  of  Chardonnay
               20  tons  of  Reisling

We anticipate that the new vines planted this year will produce their first crop in 2003 and at maturity should yield an additional 10 tons of Merlot and 10 tons of Pinot Gris.

In order to obtain an Estate Winery License, we must complete a lengthy review process. The processing fees of such a license, however, is negligible at less than $1,000 . In British Columbia, liquor licensing and sales are administered by two branches of the provincial government, the Liquor Control & Licensing Branch ("LCLB") and the Liquor Distribution Branch ("LDB"). The LCLB controls licensing of businesses and individuals engaged in alcohol beverage production or sales and the LDB controls the distribution, wholesaling and retailing of alcohol beverages.

A winemaker must obtain a winery license from the LCLB to produce wine for other than personal consumption. The LCLB also licenses winery agents, registers sales representatives, and regulates advertising of manufacturers and products in British Columbia.


A winery license permits the manufacture and storing of wine. A winery may provide samples to the public at the winery site but may not sell wine for consumption at the site without obtaining an endorsement to the winery license permitting a lounge, patio or picnic area. In order to operate an onsite retail store permitting off sales of wine, a winery must be appointed as agent of the LDB.

Typically, an Estate Winery will have a winery license, an endorsement to the winery license permitting sales for on site consumption and an appointment as agent by the LDB permitting off sales of product.

Obtaining a winery license requires extensive character/background checks of individuals involved and approval and inspection of facilities and equipment. The facilities must be capable of producing 4500 litres of wine annually.

Obtaining the endorsements permitting sales for on-site consumption involves approval of plans, traffic and other local impact studies and plans for controlling access to the area and supervising consumption. In addition, approval of local zoning, fire and health officials is required.

Appointment as an agent of the LDB to operate a retail store permitting off-sales requires extensive approvals by the LDB of all aspects of the operation including detailed plans of the retail facilities, products to be sold,  labeling,  insurance  coverage  and  local  land use authority approvals.

Because of the myriad of approvals required, it may take up to two years to obtain all approvals necessary for the full operation of an Estate Winery.

In view of the fact that the production for the Eagle Bluff Vineyard is committed to Hawthorne until November 30, 2003, our objective is to obtain the Estate Winery License by that date so that we may benefit from the use of our own grape production.

We do not presently have a building for a retail store in which to showcase and sell our products. However, our future plans include constructing such a building on our grounds with an approximate square footage of 800 sq. ft. We project the cost of building the store will be approximately $80,000 and we anticipate breaking ground in the summer of 2004.

Results  of  Operations

During fiscal year-ended April 30, 2002, we had $12,436 in revenues, up from the $0 reported for the fiscal year-ended April 30, 2001. This increase in revenues was largely attributable to finalizing the purchase agreement of the Eagle Bluff Vineyard on April 26, 2001 and commencement of our operations on the property.

The loss from operations for the year-ended April 30, 2002 was $69,589, down from $74,168 reported for the year-ended April 30, 2001. The difference reflected both an increase in revenues as well as operating costs associated with the operation of the vineyard and a decrease in administrative expenses. Costs associated with the vineyard operations totaled $39,536 for the fiscal year ended April 30, 2002. Our administrative expenses decreased significantly from $74,168 in 2001 to $42,489 in 2002. This decrease from the prior year is due to a reduction in management and consulting fees associated with our search of a suitable vineyard for acquisition in 2001.

At April 30, 2002, we had cash on hand of $967 as compared to $156 as of April 30, 2001. Funds held in our lawyer's trust account reduced from $36,826 in 2001 to $5,029 in 2002. This reduction is due to legal fees associated with the filing of our Form 10SB registration statement with the Securities and Exchange Commission and general corporate matters. Also, during the fiscal year ending April 2002, our director advanced approximately $10,000 to the company as a partial payment of funds loaned to him thus reducing the advance receivable from director from $31,002 in 2001 to $21,003 in 2002.

At April 30, 2002, we had accounts payable of $6,191 as compared to $5,733 at April 30, 2001. In addition, our current liabilities increased significantly due to obligations under our purchase agreement with RMA Enterprises, Ltd. for the Eagle Bluff Vineyard. As such, our current liabilities associated with this acquisition total $44,996.

We have funded our business to date from the sale of our common stock. If we are unable to generate enough revenues from grape sales from this coming season's harvest, we may require additional financing in order to complete the vineyard purchase. If we do require additional funds, there is no assurance that we will be able to obtain such funds either through additional sales of our common stock or through other financing mechanisms.

ITEM  7          Financial  Statements

The following financial statements, financial statement schedules and supplementary date are included:

   F-1   Independent  Auditors'  Report

     Audited  Financial  Statements:

   F-2   Consolidated  Balance  Sheets  - April 30, 2002 and April 30,  2001

   F-3 Statement of Income and Deficit - Years Ended April 30, 2002 and April 30, 2001

   F-4 Changes in Stockholders' Equity - Years Ended April 30, 2002 and April 30, 2001

   F-5   Statement  of Cash Flows - Years Ended April 30, 2002 and April  30,
         2001

   F-6   Notes  to  Financial  Statements


ITEM 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                          WINESHARES INTERNATIONAL INC.

                             (a Nevada corporation)



                              Financial Statements

                           For the Fiscal Years  Ended
                             April 30, 2002 and 2001

                                                         Bruce T. Hamilton Corp.
                                                            Chartered Accountant
                                                                  Vancouver B.C.

================================================================================
                                                         Bruce T. Hamilton Corp.
                                                            Chartered Accountant
================================================================================
#1122  -  510  West  Hastings  St.                         Tel:  (604)  669-3436
Vancouver  B.C.      V6B 1L8                               Fax:  (604)  669-5989




                          Independent Auditor's Report

To  The  Directors  of
Wineshares  International  Inc.


I have audited the balance sheets of Wineshares International Inc. as at April 30, 2002 and 2001 and the statements of retained earnings, income, cash flows and stockholders' equity for the fiscal years ended April 30, 2002 and 2001. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at April 30, 2002 and 2001 and the results of its operations, cash flows and shareholders' equity for the years then ended in accordance with accounting principles generally accepted in the United States.




Vancouver  B.C.                                     /s/ Bruce T. Hamilton
                                                   ----------------------
August  12,  2002                                  Chartered  Accountant

                                                                 Statement  1

                        WINESHARES  INTERNATIONAL  INC.
                           ( a Nevada corporation )

                                 Balance Sheet
                         As at April 30, 2002 and 2001



                                      2002             2001
                                      --------------------------

                        Assets

  Current
    Bank and cash                     $          967        156
    Lawyers' trust account - Note 2            5,029     36,826
    Advance receivable from director          21,003     31,002
    Prepaid expenses                             407          -
                                      --------------------------
                                              27,406     67,984
                                      --------------------------


  Other
    Vineyard option          - Note 3         16,593          -
                                      --------------------------
                                      $       43,999     67,984
                                      ==========================


                         Liabilities
  Current
    Accounts payable                           6,191      5,733
    RMA Enterprises Ltd.  - Note 3            44,996          -
                                      --------------------------
                                              51,187      5,733
                                      --------------------------



  Shareholders' equity
    Capital stock                             10,268     10,118
    Capital in excess of par value           162,882    162,882
    Unrealized foreign exchange gain               -          -
    Deficit              - Statement 2      (180,338)  (110,749)
                                      --------------------------
                                              (7,188)    62,251
                                      --------------------------

                                 US $         43,999     67,984
                                      ==========================

  Approved by the directors


      /s/ Buko von Krosigk               Director
     -----------------------------------



                                                                     Statement 2

                           WINESHARES  INTERNATIONAL  INC.

                                 Income and Deficit
                     For the Fiscal Year Ended April 30, 2002 and 2001



                                       2002       2001
                                    -------------------------

  Vineyard operation
    Grape sales                     $   12,436          -
                                    -------------------------
    Labor                               12,378          -
    Management fees       - Note 3       7,681          -
    Materials and supplies               1,507          -
    Utilities                              792          -
    Vines and posts                     17,177          -
                                    -------------------------
                                        39,536          -
                                    -------------------------

    Income from operations             (27,100)         -


  Administration
    Accounting                          10,322          -
    Administration and office            3,633          -
    Bank charges & interest                 14       (221)
    Business promotion                      45      1,926
    Insurance                              593          -
    Legal                               26,019     18,113
    Management and consulting
     fees                 - Note 5         841     54,350
    Property taxes                       1,022          -
                                    -------------------------
                                        42,489     74,168
                                    -------------------------
  Net loss for the period           $   69,589     74,168

    Balance - beginning of period      110,749          -
                                    -------------------------
  Deficit      - Statement 1    US  $  180,338     74,168
                                    =========================



                                                            Statement   4

                                          WINESHARES  INTERNATIONAL  INC.

                                              Shareholders' Equity
                               For the Fiscal Year Ended April 30, 2002 and 2001

                                                                Capital in                  Other
                                       Common Stock             Excess of  Retained    Comprehensive
                                    Shares         $            Par Value  Earnings        Income  Total
                                    -------------  -----------  ---------  --------------  ------  -------


  Balance at April 30, 2000            9,900,000        9,900      45,100              -        -  55,000
  Comprehensive income
    Net loss                                                                    (110,749)        (110,749)
    Other comprehensive income                                                                  -       -
                                                                                                 ---------
    Total compprehensive income                                                                  (110,749)
                                                                                                 ---------

  Shares issued                          218,000          218     117,782                         118,000
                                    -------------  -----------  ---------  --------------  ------  -------
  Balance at April 30, 2001           10,118,000       10,118     162,882       (110,749)       -  62,251

  Comprehensive income
    Net income                                                                   (69,589)         (69,589)
    Other comprehensive income                                                                  -       -
                                                                                                 ---------

    Total compprehensive income                                                                   (69,589)
                                                                                                 ---------

  Shares issued         - Note 3         150,000          150                                         150
                                    -------------  -----------  ---------  --------------  ------  -------
  Balance at April 30, 2002           10,268,000       10,268     162,882       (180,338)       -  (7,188)
                                    -------------  -----------  ---------  --------------  ------  -------

  Authorized capital stock is 25,000,000 common shares at $0.001 par value each.



                                                                     Statement 3


                               WINESHARES INTERNATIONAL INC.
                                      Cash Flows

                  For the Fiscal Year Ended April 30, 2002 and 2001




                                   2002            2001
                               ----------------  ---------


From (used in) operating

      Received from customers  $        12,436         -
      Paid suppliers                   (53,407)  (28,067)
      Paid related parties                   -   (44,850)
      Interest received - net              (14)      221
                               ----------------  ---------
                                       (40,985)  (72,696)


    Financing activities
      Capital stock
        Cash                                 -   173,000
      Advances to director               9,999         -
                               ----------------  ---------

                                         9,999   173,000
                               ----------------  ---------

  Cash flows                   $       (30,986)  100,304
    Cash - beginning of year            36,982         -
                                ----------------  ---------
  Cash                         $         5,996   100,304
                               ================  ==========


  Cash comprises
    Cash in bank                           967    36,587
    Lawyers' trust account               5,029    63,718
                               ----------------  ---------
                            US $         5,996   100,305
                               ================  =========




                          WINESHARES INTERNATIONAL INC.

                        Notes to the Financial Statements
                                 April 30, 2002



1.     Nature  and  continuance  of  operations
These financial statements have been prepared on the basis of accounting principles applicable to "going concerns", which assume that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. However, the Company is in the development stage. Its ability to continue to operate and pursue its objectives depends on raising adequate capital.

2.  Lawyers'  trust  account
Funds deposited with the lawyers to be used for legal feed and other disbursements authorized by the company. The funds are held under the rules for trust monies established by the Law Society of British Columbia.

3.     Vineyard  option
The Company entered into an agreement to purchase a vineyard in British Columbia from RMA Enterprises Ltd. for the purposes of operating an estate winery. The agreement is dated for reference April 26, 2001 but certain conditions were not met until after the year-end. The consideration for the purchase is C$650,000 payable as follows:
(a) C$10,000 by the issue, from Wineshares to RMA, of a promissory note payable without interest on the earlier of the date which is one year from the date of the agreement or the date Wineshares elects to register the Agreement in the Land Titles Office;
(b) the principal portion of the payments by the purchaser to the Mortgagee of RMA in reduction of the RMA's mortgages;
(c)  the  balance  by  certified  check  at  Closing.
(d)  the  issue  of  150,000  restricted  shares  of  common  stock.

The agreement calls for certain conditions to be met on or before the closing date:
(a) on the closing date the Grape Growers Contract between Hawthorne Mountain Vineyards and RMA Enterprises must be in good standing and be assignable by the Vendor to the Purchaser.
(b) within two years, the Wine Shares will have received all necessary government approvals, including, a license under the Liquor Distribution Act RSBC c268, to operate an Estate Winery Store on the Property.
(c) that RMA's Principal, Mr. Robert Minguay, enter into a Vineyard Management agreement. Mr. Minguay has entered such an agreement with a management fee of C$1,000 per month and the right, during the time of this Agreement, to reside in the building on the Vineyard at no expense but he shall be responsible for the payment of utilities.

Prior to Closing the Company has the right to operate the vineyard, subject to the appointment of Mr. Minguay as manager, and to receive the proceeds of all grape production. However, all such proceeds must be paid to RMA's Mortgagee in satisfaction of RMA's obligations under the mortgages.

4.     Earnings  per  share
Losses per share for 2002 and 2001, based on the year's weighted average outstanding shares, was $0.007 and $0.007 respectively.

                          WINESHARES INTERNATIONAL INC.

                        Notes to the Financial Statements
                                 April 30, 2002


5.     Related  party  transactions
In 2001, management fees aggregating $44,850 were paid or credited to a company which is controlled by a director. In addition, an additional $24,000 was paid to a director for consulting fees. Non-interest bearing advances of $21,003 are due from a director.

6.     Financial  instruments
At April 30, 2001 the carrying value of all financial instruments approximates fair value. However, as most of the company's assets and liabilities are in Canadian dollars, there is exchange risk if that dollar strengthens or weakens materially.

7.     Income  tax  matters
It is anticipated that most of the current years loss will qualify as Net Operating Losses available for carry forward for income tax purposes.

                                    PART III

ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following are the names of our officers and directors, their ages, their present positions, and some brief information about their background. The directors serve until successors are elected and qualified at a meeting of our shareholders. The officers are appointed to their positions, and continue in such positions at the discretion of the directors.

Name                 Age         Offices  Held
----                 ---         -------------

Ralph  F.  Oakes     55          Director,  President,  Secretary & Treasurer

Buko  von  Krosigk   74          Director  &  Chief  Executive  Officer

Eric  von  Krosigk   39          Director  &  Chief  Operations  Officer

Gerald  Kierans      52          Director  &  Vice-President  Marketing

Gerard  Darmon       53          Director  &  Vice-President  Finance


Mr. Ralph F. Oakes, Director, President, Secretary & Treasurer - Mr. Oakes has held these positions with our company since the company's incorporation in February 2000. Mr. Oakes' experience has included private company capital formation and public company finance and administration. He gained over twenty years as a founder and director of public companies. Mr. Oakes holds a real estate agent license and a sub-mortgage broker's license and has been active in the acquisition and sale of hotels and project developments since 1975 through his own company, Oakes Realty Ltd., and most recently, Twin Oaks Realty Ltd. Mr. Oakes currently owns a waterfront pub and restaurant called "Shaughnessy's Cove", in Summerland, British Columbia, Canada. Mr. Oakes is a member of the audit committee.

Buko von Krosigk, Director, CEO - Mr. Buko von Krosigk is co-founder of Wineshares and interim CEO. His primary responsibilities will be to recruit a full-time chief executive officer to preside over all operations and appropriately manage our future growth. Mr. von Krosigk will continue our quest for target company acquisitions throughout the Old World and New World wine economies. Mr. B. von Krosigk will remain engaged in winery estate investigations, and valuations of all proposed or potential target companies on a global basis. He will be vital in the transition periods during the consolidation or change in control processes from both a human resource management and operational perspective.

In 1984, Mr. Buko von Krosigk co-founded Okanagan Spring Brewery in British Columbia, Canada. He also served as the Director of Finance and oversaw the marketing, sales, distribution as well as product development for Okanagan. In 1996, Okanagan was sold to Allied Strategies, a Vancouver Stock Exchange listed company, and Mr. Buko von Krosigk remained with the company for three years following this transaction. In 1997, he also became a director at Allied Strategies. Allied later merged with Sleeman Brewing and Malting Company, a public company listed on the Toronto Stock Exchange. Today Sleeman is Canada's third largest brewery.
Mr. Buko von Krosigk has also served in a director capacity for NOCA, a dairy cooperative in the North Okanagan during the period of 1970-1977.

Since  1999,  Mr.  Buko  von  Krosigk  has  been  semi-retired.

Eric von Krosigk, Director, Chief Operations Officer - Mr. E. von Krosigk, a specialist vintner by training and trade, is co-founder of Wineshares and has the most important and vital background of all of our officers and directors due to his extensive experience in viniculture, product engineering, development and operations of wineries and vineyards. Mr. E. von Krosigk will direct all of our operations, product positioning and pricing, and will assist in determining all final purchase valuations, and he will be in charge of all recruitment, with Mr. B. von Krosigk, requiring extensive international travel. Mr. Eric von Krosigk is the son of Mr. Buko von Krosigk.

Mr. E. von Krosigk's education includes a a five-year studium in Beverage Engineering from the University of Geisenheim (West Germany) from 1986 to 1991. From 1983-1986 he attended Bullay Vinters School in Bullay, West Germany participating in their winemaking and grape growing apprenticeship program where he worked for three different wineries/vineyards. From 1986-1991 he attended A.P. Commission Kobienz in Koblenz, West Germany where he received a Wine Tasters Certification for A.P. Panel.

From 1988 to 1991 Mr. Eric con Krosigk was the Assistant Winemaker at Sektkellerei Bardong, Geisenheim, West Germany working in all aspects of making traditional sparkling wine. From 1991 to 1994, Mr. E. von Krosigk he co-founded and was the Winemaker for Summerhill Estate Winery, Kelowna British Columbia, creating and establishing a market for British Columbia Sparkling Reisling. From 1994 to 1996, he was the General Manager/Winemaker at Hawthorne Mountain Vineyards where he managed the vineyard, winery, and oversaw various aspects of marketing and packaging of the products. Since 1997, Mr. E. von Krosigk has presided over EVK Winery Consulting Inc. as a winery and vineyard consultant. In this capacity he has provided consultant services to numerous wineries and vineyards in all aspects of the business including providing educational seminars for consumer and technical training.

Gerald Kierans, Director, Vice President Marketing - Mr. G. Kierans is a co-founderand is a qualified marketing consultant with extensive experience in the hospitality and beverage related industries. Mr. Kierans role as Vice President of Marketing will involve the promoting of brand name awareness of our properties and products, the development of a "membership program", identification of new markets for our wine products, and the setting up of a revenue generating accommodation and tourism component to the properties that we intend to acquire.

Mr. Kierans' experience has included the following. From 1999 to present, he has served as a marketing consultant in Germany and Vancouver, Canada providing private consultation services to clients with regard to the their: internal/external communications and marketing strategies, overall business plan development and financial forecasting . From 1994 to 1998 he was the co-owner and manager for Virgin Textiles in the British Virgin Islands, a screen printing and textile manufacturing company. From 1984 to 1993, Mr. Kierans was the President and Ceo of Fogg n' Suds Restaurant in Vancouver, BC growing the restaurant from a single location to six locations in a six year time period.

Mr. Kierans received a B.A. in urban studies from Concordia University in Montreal.

Gerard  Darmon,  Director,  Vice  President  Finance  -  Mr.  Darmon  is  an
internationally qualified accountant, management consultant and contract negotiator who has experience in private company capital formation, public company financing and administration. Mr. Darmon has extensive knowledge and work experiences gained in Europe, and specifically France, where he graduated with an accounting degree in 1969 from ICS Begue in Paris France. He also received a Personnel Mangement degree from the University of Montreal. Since 1990, Mr. Darmon has been the president and founder of Euro-West Consulting Ltd., Vancouver, BC, specializing in international tax planning, management consulting and negotiations in mergers and acquisitions. From 2001 to present he has served as a financial consultant in charge of mergers and acquisitions for Jupiter Capital in Vancouver, BC. From 1993 to 1998 Mr. Darmon served as president and CEO of Softwex Technologies Inc. and from 1988-1989 served as Vice President of Finance for the Swiss-based Hunter Group at their location in Calgary, AB. From 1982 to 1988 he founded and was president of GPI Management Systems Inc. Mr. Darmon has been vital to us as a skilled negotiator. As Mr. Darmon speaks fluent English, French and Spanish, it is expected that he will remain vital to us in all presently targeted foreign operations, particularly as they relate to US GAAP and other reporting requirements. Mr. Darmon is a member of the audit committee.


Significant  Employees

We have no employees, other than our five officers. Robert Mingay, who is the vineyard's operations manager, works under a management contract with us and oversees other contract workers who are hired on an as needed basis to perform functions such as spraying, and vineyard maintenance. During harvest time, pickers are also hired on a contract basis for the season only in order to keep our costs to a minimum.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

                                    Number        Transactions   Known  Failures
                                    Of  late      Not  Timely    To  File  a
Name and principal position         Reports       Reported       Required  Form
--------------------------------    -------       --------       --------------
Ralph  F.  Oakes                    1             1               1
Director, President,
Secretary  & Treasurer

Buko  von  Krosigk                   0            0               0
Director  &  Chief
Executive  Officer

Eric  von  Krosigk                   0            0               0
Director  &  Chief
Operations  Officer

Gerald  Kierans                      0            0               0
Director  &  Vice-
President Marketing

Gerard  Darmon                       0            0               0
Director  &  Vice-
President  Finance




ITEM  10     Executive  Compensation

The following table sets forth certain information as to the Company's Chief Executive Officer and the highest paid officers and directors for its last three fiscal years. No other compensation was paid to any such officers or directors during this time period, except as provided.



                           Annual  Compensation  Table

                    Annual  Compensation                    Long  Term  Compensation
                    --------------------                    ------------------------
                                                 Other                                        All
                                                 Annual     Restricted  Warrants     LTIP     Other
                                                 Compen-     Stock      &            payouts  Compen-
Name     Title     Year     Salary     Bonus     sation     Awarded     Options      ($)      sation
----     -----     -----    -------    ------    -------    ---------   --------     -------  ------

Ralph F. Director,  2000        0          0          0            0           0                   0
Oakes    President, 2001        0          0          0            0           0                   0
         Secretary  2002        0          0          0            0           0                   0
         and
         Treasurer

Buko von Director,  2000         0         0          0            0           0                   0
Krosigk  CEO        2001         0         0          0            0           0                   0
                    2002         0         0          0            0           0                   0

Eric von Director,  2000         0         0          0            0           0                   0
Krosigk  COO        2001         0         0          0            0           0                   0
                    2002         0         0          0            0           0                   0

Gerald    Director, 2000         0         0          0            0           0                   0
Kierans   VP        2001         0         0          0            0           0                   0
          Market-   2002         0         0          0            0           0                   0
          ing




Gerard     Director, 2000         0         0          0            0           0                  0
Darmon     VP        2001         0         0          0            0           0                  0
           Finance   2002         0         0          0            0           0                  0


No  options  have  been  issued  to  any  directors,  officers  or  employees.

ITEM 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of April 30, 2002 and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

                  Name  and  address           Amount  of              Percent
Title of class    of beneficial owner          beneficial ownership    of class*
--------------    -------------------          --------------------    ------
Common  Stock       Gerard  Darmon             200,000                 1.95%
                    468-1755  Robson  Street
                    Vancouver,  BC  Canada
                    V6G3B7

Common  Stock       Gerald  Kierans            250,000                 2.43%
                    439  Hermosa  Street
                    N.  Vancouver,  BC  Canada
                    V7N3B9

Common  Stock       Eric  von  Krosigk         250,000                 2.43%
                    RR  03  S41  C76
                    11612  Morrow  Ave.
                    Summerland,  BC  Canada
                    V0H1Z0

Common  Stock       Buko  von  Krosigk         350,000                 3.41%
                    517-518  Moberly  Road
                    Vancouver,  BC  Canada
                    V5Z4G3

Common  Stock       Ralph  F.  Oakes (2)      3,680,000 (2)           35.84%(2)
                    15-144  Sumac  Ridge  Drive
                    P.O.  Box  619
                    Summerland,  BC  Canada
                    V0H  1Z0

Common  Stock       All  Officers  and  Directors
                    as a Group (5  persons)   4,730,000               46.07%

--------------

(1)     Based  on  10,268,000  shares  outstanding.

(2) All of the common stock held by Mr. Oakes is currently in the process of being foreclosed upon due to his personal financial obligations. On March 1st, 2002, Wineshares was notified that Mr. Oakes has agreed to release his shares in Wineshares to his creditors in satisfaction of his outstanding debts pursuant to a General Security Agreement that Mr. Oakes executed on April 7, 2000 with D.A.W. Investments Limited, David A. Wallace and Elizabeth Wallace. At this time, the shares held by Mr. Oakes have not been re-issued in the creditors' names; however, Mr. Oakes' creditors currently have possession of all of Mr. Oakes' Wineshares share certificates. Buko von Krosigk is currently in the process of negotiating with Mr. Oakes' creditors to purchase all of Mr. Oakes' shares that are subject to these foreclosure proceedings.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent of our common stock.


ITEM  12          Certain  Relationships  and  Related  Transactions


Except as disclosed below, none of the following parties has any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that, in either case, has or will materially affect our business or results of operations.

-     Director  or  officer
-     Proposed  nominee  for  election  as  a  director
- Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares
-     Promoter
-     Relative  or  spouse  of  any  of  the  foregoing  persons

ITEM  13     Exhibits  and  Reports  on  Form  8-K

(a)     Reports  on  Form  8-K.

     None

(b)  Exhibits

     None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Wineshares  International,  Inc.


                              By:  /s/ Buko  von  Krosigk
                                   ____________________________
                                   Buko  von  Krosigk
                                   Chief  Executive  Officer
                                   Dated:  August  13,  2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                           Date
     ---------                -----                           ----

/s/ Buko  von  Krosigk
-------------------------     Chief  Executive                August  13,  2002
Buko  von  Krosigk            Officer  (Principal
                              Executive  Officer)  and
                              Director

/s/ Gerard  Darmon
--------------------------    Director,  VP  Finance          August  13,  2002
Gerard  Darmon                (Principal  Financial  and
                              Accounting  Officer)  and
                              Treasurer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Buko von Krosigk, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Wineshares International Inc. for the year ended April 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Wineshares International, Inc.


                                           By: /s/ Buko  von  Krosigk
                                           ----------------------------------
                                           Name:   Buko  von  Krosigk
                                           Title:  Chief  Executive  Officer
                                           Date:   August  13,  2002


I, Gerard Damon certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Wineshares International, Inc. for the year ended April 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Wineshares International Inc.


                                           By: /s/ Gerard  Damon
                                           ----------------------------------
                                           Name:   Gerard  Damon
                                           Title:  Vice  President  of  Finance
                                           Date:   August  13,  2002