Form 10QSB
period 2002-07-31
WINESHARES INTERNATIONAL INC
filed 2002-09-23
CIK 1118183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  July  31,  2002

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period _____________ to


          Commission  File  Number     000-33403
                                       ---------

                         Wineshares International, Inc.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                        98-0349285
-------------------------------               --------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


517-518 Moberly Road
Vancouver, B.C.                               V5Z 4G3
---------------------------------------       --------------
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including          604-876-8096
 area code:                                   --------------


                                      None
              -----------------------------------------------------
              (Former  name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [_]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,268,000 Shares of $0.001 par value Common Stock outstanding as of September 16, 2002.


Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  [X]


                                     1 of 11

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.




                                     2 of 11

                          WINESHARES INTERNATIONAL INC.

                             ( a Nevada corporation)




                              Financial Statements

                For the Three Months Ended July 31, 2002 and 2001





                                      Index





Balance Sheet                                                        Statement 1

Income Statement                                                     Statement 2

Cash Flows                                                           Statement 3

Shareholders' Equity                                                 Statement 4

Note to the Financial Statements










                                    Unaudited


                                     3 of 11

                                                                   Statement 1

                               WINESHARES INTERNATIONAL INC.
                                ( a Nevada corporation )

                                      Balance Sheet
                     As at July 31, 2002 and 2001 and April 30, 2002


                                                July         April       July
                                                2002          2002       2001
                                             -----------  ----------  ----------
                                 Assets
Current
  Bank and cash                              $      701         967       2,590
  Lawyers' trust account                             29       5,029      26,195
  Advance receivable from director               21,003      21,003      26,002
  Prepaid expenses                                    -         407           -
                                             -----------  ----------  ----------
                                                 21,733      27,406      54,787
                                             -----------  ----------  ----------

Other
  Vineyard option          - Note 1              13,907      16,593       8,617
                                             -----------  ----------  ----------
                                             $   35,641      43,999      63,404
                                             ===========  ==========  ==========

                                 Liabilities
Current
  Accounts payable                                6,794       6,191           -
  RMA Enterprises Ltd.                           51,568      44,996      28,197
                                             -----------  ----------  ----------
                                                 58,362      51,187      28,197
                                             -----------  ----------  ----------

Shareholders' equity
  Capital stock                                  10,268      10,268      10,268
  Capital in excess of
    par value                                   162,882     162,882     162,882
  Deficit                  - Statement 2       (195,330)   (180,338)   (137,943)
                                             -----------  ----------  ----------
                                                (22,180)     (7,188)     35,207
                                             -----------  ----------  ----------

                                             $   36,183      43,999      63,404
                                             ===========  ==========  ==========


Approved  by  the  directors

"Buko v. Krosigk"         Director
--------------------------



                                    Unaudited

                                                                   Statement 2

                            WINESHARES INTERNATIONAL INC.

                                Income and Deficit
                   For the Three Months Ended July 31, 2002 and 2001



                                                         2002          2001
                                                      -----------  -----------
Vineyard operation
  Grape sales                                         $        -            -
                                                      -----------  -----------

  Equipment rental and repair                                352            -
  Fencing                                                  3,062            -
  Labor                                                    2,036        5,804
  Management fees                                          1,892        1,958
  Materials and supplies                                     798          357
  Utilities                                                   49            -
  Vines and posts                                              -       11,611
                                                      -----------  -----------
                                                           7,837       19,730
                                                      -----------  -----------

  Income from operations                                  (7,837)     (19,730)

Administration
  Accounting and audit                                     1,146        2,550
  Administration and office                                   73            -
  Bank charges & interest                                      -           16
  Insurance                                                  407            -
  Legal                                                    5,266        4,898
  Property taxes                                             264            -
                                                      -----------  -----------
                                                           7,155        7,464
                                                      -----------  -----------


Net loss for the period                               $   14,992       27,194

  Balance - beginning of period                          180,338      110,749
                                                      -----------  -----------


Deficit                               - Statement 1   $  195,330      137,943
                                                      ===========  ===========


    Basic and diluted loss per share                       0.001        0.003



                                     Unaudited

                                                                   Statement 3

                          WINESHARES INTERNATIONAL INC.

                                   Cash Flows
                 For the Three Months Ended July 31, 2002 and 2001



                                               2002        2001
                                             ---------   --------

From (used in) operating

    Received from customers                  $      -          -
    Paid suppliers                             (5,266)   (13,197)
    Paid related parties                            -          -
                                             ---------   --------
                                               (5,266)   (13,197)
                                             ---------   --------

  Financing activities
    Capital stock
        Cash                                        -          -
    Advances from director                          -      5,000
                                             ---------   --------
                                                    -      5,000
                                             ---------   --------


Cash flows                                   $ (5,266)    (8,197)
  Cash - beginning of period                    5,996     36,982
                                             ---------   --------

Cash                                         $    730     28,785
                                             =========   ========

Cash comprises
  Cash in bank                                    701      2,590
  Lawyers' trust account                           29     26,195
                                             ---------   --------
                                             $    730     28,785
                                             =========   ========


                                    Unaudited

                                                                     Statement 4

                                 WINESHARES INTERNATIONAL INC.

                                     Shareholders' Equity
                       For the Three Months Ended July 31, 2002 and 2001


                                                                          Other
                                                   Capital in             Compre-
                                 Common Stock       Excess of  Retained   hensive
                             Shares         $       Par Value  Earnings   Income     Total
                           -----------  ----------  ---------  ---------  ------- -----------

Balance at April 30, 2001  10,118,000      10,118     162,882  (110,749)       -      62,251
Comprehensive income
  Net loss                                                      (27,194)             (27,194)
  Other comprehensive
   income                                                                      -           -
                                                                                  -----------
  Total comprehensive
   income                                                                            (27,194)
                                                                                  -----------

Shares issued                 150,000         150           -                            150
                           -----------  ----------  ---------  ---------  ------- -----------
Balance at July 31, 2001   10,268,000      10,268     162,882  (137,943)       -      35,207

Comprehensive income
  Net income                                                    (42,395)             (42,395)
  Other comprehensive
   income                                                                      -           -
                                                                                  -----------
  Total comprehensive
   income                                                                            (42,395)
                                                                                  -----------
                           -----------  ----------  ---------  ---------  ------- -----------
Balance at April 30, 2002  10,268,000      10,268     162,882  (180,338)       -      (7,188)

Comprehensive income
  Net income                                                    (14,992)             (14,992)
  Other comprehensive
   income                                                                      -           -
                                                                                  -----------
  Total comprehensive
   income                                                                            (14,992)
                                                                                  -----------
                           -----------  ----------  ---------  ---------  ------- -----------
Balance at July 31, 2002   10,268,000   $  10,268     162,882  (195,330)       -  $  (22,180)
                           ===========  ==========  =========  =========  ======= ===========



Authorized  capital  stock is 25,000,000 common shares at $0.001 par value each.


                          WINESHARES INTERNATIONAL INC.

                        Note to the Financial Statements
                                  July 31, 2002

1    Vineyard option
     The option agreement included payments to the seller, RMA Enterprises Ltd., equal to the principal portion of the payments by RMA in reduction of the mortgage on the vineyard. Such payments would increase our investment account. However, a previously-made lump-sum payment was reallocated by the lender so that there was a net increase in the principle rather than a decrease. The investment account therefore decreased.


                                       Unaudited

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Plan  of  Operation

We are currently engaged in the business of operating a vineyard known as the Eagle Bluff Vineyard in Okanagan Falls, British Columbia which we acquired an interest in from RMA Enterprises as a result of a Vineyard Purchase Agreement dated April 26, 2001.

Our immediate plan of operation calls for the continued operation of the Eagle Bluff Vineyard and the sale of its production to Hawthorne Mountain Vineyards pursuant to our Grape Growers Contract. Additionally, we intend to obtain an Estate Winery License thus satisfying an important requirement of the Vineyard Purchase Agreement entered into with RMA Enterprises. Current revenues generated from our operations cover all of our expenses associated with operating the Eagle Bluff Vineyard. Thus, we do not have an immediate need for additional financing during the next twelve months.

Our long range business plan includes acquiring additional vineyards along with wine production and distribution facilities in order to take advantage of the economies of scale that can be achieved from horizontal and vertical integration in the wine and beverage market. Thus, we anticipate that in order to achieve those long range plans, we will need to raise additional capital. We anticipate that such funding will be in the form of equity financing from the sale of our common stock. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would depend upon a number of factors, including the market for wine industry investments and the attractiveness of our business plan to investors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Within the next twelve months, we intend to apply to become a listed company on a US based stock exchange which may facilitate our ability to raise capital in the future. However, we can provide no assurances that we will be successful in obtaining a listing on a US based stock exchange or that we will be successful in raising additional capital.

Our immediate plans include nurturing both the newly planted vines on the previously unused portions of the Eagle Bluff vineyard and strengthening the existing vines that had been previously overcropped. Both the newly planted vines and the previously stressed vines are progressing well. The timing of the first harvest achieved from newly planted vines can range considerably based upon many factors, such as maintenance and care, and most notably, the weather. A healthy balance of sun and moisture can make a difference in when the first harvest will be achieved. Based upon the weather we have experienced in the past year, we anticipate that by the 2004 fiscal year harvest season, we will be able to harvest our initial crop from the newly planted vines and our existing vines will be fully recovered and at full production capabilities.

We anticipate that we will begin harvesting our current crop by either the last week of September or first week of October 2002. The timing and quality of the harvest depends mostly upon the weather. The more sun the vines receive in the last few days prior to harvesting, the higher the sugar content that can be achieved and thus the quality of grapes from the harvest increases. Because weather is the most important factor in determining the quantity and quality of a harvest, we can make no assurances of the amount of revenues we will be able to generate from this harvest. The harvest takes five to six days to complete and the company plans on hiring five to ten contract employees to assist in the picking of the grapes.

A requirement of our Purchase Agreement with RMA Enterprises is that we obtain a Liquor License before closing can occur. Because the British Columbia government is currently in the process of revising its regulations with regard to liquor licensing, we have delayed our proceeding with the licensing


                                     4 of 11
process until the new regulations are released. We believe that the processing fees of such a license will be negligible at less than $1,000.

In British Columbia, the existing regulations require that liquor licensing and sales be administered by two branches of the provincial government, the Liquor Control & Licensing Branch ("LCLB") and the Liquor Distribution Branch ("LDB"). The LCLB controls licensing of businesses and individuals engaged in alcohol beverage production or sales and the LDB controls the distribution, wholesaling and retailing of alcohol beverages.

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

Because of the myriad of approvals required, it may take up to two years to obtain all approvals necessary for the full operation of an Estate Winery under the existing procedures. We are uncertain as to how the above described license process will be changed in light of the new regulations pending. Nevertheless, in view of the fact that the production for the Eagle Bluff
Vineyard is committed to Hawthorne until November 2003, our objective is to obtain the Estate Winery license by that date so that we may benefit from the use of our own grape production.

We do not presently have a building for a retail store in which to showcase and sell our products. However, our future plans include constructing such a building on our grounds with an approximate square footage of 800 sq. ft. We project the cost of building the store will be approximately $80,000(Canadian) and we anticipate breaking ground in the summer of 2004.

Results  of  Operations

During the three month period ending July 31, 2002, we had $0 in revenues, as our harvest does not occur until September or October of each year. The loss from operations for the three month period ending July 31, 2002 was $7,837, down from $19,730 reported for the same three month period in 2001. The difference is due mostly to the capital expenditures and management fees associated with the installation of vines and posts during the same period in 2001. The $7,837 loss from operations for the current period more accurately reflects the normal maintenance quarterly costs associated with operating


                                     5 of 11
a vineyard. Our administrative costs decreased nominally from $7,464 for the three month period ending July 31, 2001 to $7,155 in the current period .

At July 31, 2002, we had cash on hand of $701 as compared to $2,590 at July 31, 2001. In addition, our current liabilities increased significantly due to obligations under our purchase agreement with RMA Enterprises, Ltd. for the Eagle Bluff Vineyard. As such, our current liabilities associated with this acquisition total $51,568.

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



                           PART II--OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

             None.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

             None.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

             None.



                                     6 of 11

ITEM  5.     OTHER  INFORMATION.

             None


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS


Exhibit Number     Description of Exhibit
--------------     -----------------------------------------------------

  99.1 Officers' Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (1)

--------------------------------------------------------------------------------

(1)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------

     (b)     REPORTS ON FORM 8-K

             None.



                                     7 of 11

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Wineshares International, Inc.

Date:  September 23, 2002

By:    /s/ Buko von Krosigk
       _________________________________
       Buko von Krosigk

       CHIEF EXECUTIVE OFFICER AND
       DIRECTOR


                                     8 of 11

                  Certification of the Chief Executive Officer
                                   Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002



I, Buko von Krosigk,  certify  that;

1. I have reviewed this quarterly report on Form10-QSB of Wineshares International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date:   September  23,  2002              /s/ Buko von Krosigk
                                          ___________________________________
                                          Buko  von  Krosigk
                                          Chief Executive Officer and Director

                  Certification of the Chief Financial Officer
                                   Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002



I, Gerard Darmon, certify that;

1. I have reviewed this quarterly report on Form10-QSB of Wineshares International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




Date:  September 23, 2002              /s/ Gerard Darmon
                                       ___________________________________
                                       Gerard Darmon
                                       Vice President Finance and Director