Form 10KSB/A
period 2002-04-30
WINESHARES INTERNATIONAL INC
filed 2003-04-30
CIK 1118183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A


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

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


Revenues  for  the  most  recent  fiscal  year  were  $12,436.

                                Explanatory Note
The  purpose  of this amendment is to amend Item 7, the Financial Statements and
Item  1,  the  Business  Section with regard to the Vineyard Purchase Agreement.



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


Eagle  Bluff  Vineyard

The Eagle Bluff Vineyard is a planted vineyard property located in the Okanagan Valley wine-growing region of British Columbia, Canada. The property consists of eleven acres of which over 5.75 acres are currently planted and productive of grapes and a further 4 acres are planted with vines that are expected to produce grapes within the next three years.

The vines on the property are currently producing Riesling and Chardonnay grapes. Vines to produce Pinot Gris and Merlot grapes are currently planted, but will not produce grapes until 2004. The following is a breakdown of the number of acres planted for each type of grape vine:

Grape  Vines:                     Acres:
----------------------------------------------

Riesling  (producing)            3 acres
----------------------------------------------
Chardonnay  (producing)          2.75 acres
----------------------------------------------
Pinot  Gris  (planted,
not  producing  until  2004)     2 acres
----------------------------------------------
Merlot  (planted,
not  producing  until  2004)     2 acres
----------------------------------------------
Balance  of  land  -
not arable and suited
for planting                     1.25 acres
----------------------------------------------
TOTAL:                           11 acres
----------------------------------------------


The grape production from the Eagle Bluff Vineyard in 2000 was approximately 6 tons per acre. For the growing season completed in the fall of 2000, the total harvest from the Eagle Bluff Vineyard was 29.51 tons, which was sold for a price of CA$35,948 (approximately $22,467 in US currency). This 2000 crop was controlled by RMA's predecessor under their purchase agreement, neither Wineshares nor RMA received any revenues from this harvest.


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



All grape production from the Eagle Bluff Vineyard is sold to Hawthorne Mountain Vineyards pursuant to a Grape Growers Contract dated March 30, 2001. Under this contract, we sell our Riesling grapes at a price of CA$1,350 per ton and our Chardonnay grapes at a price of CA$1,275 per ton. The Grape Growers Contract requires us to sell all production from the Eagle Bluff Vineyard to Hawthorne until November 30, 2003 and is renewable for additional three-year periods unless proper notice to terminate is given.



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


(b) Payments to RMA of all proceeds received from the sale of grape production prior to closing of this agreement which are to be applied to the mortgage of RMA at RMA's discretion. All grape sales proceeds paid to RMA will form consideration in determining closing costs;


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





Employees

As of April 30, 2002, we had no employees, other than our five officers. Robert Mingay, who is the vineyard's operations manager, works under a management contract with us and oversees other contract workers who are hired on an as needed basis to perform functions such as spraying and vineyard maintenance. During harvest time, pickers are also hired on a contract basis for the season only in order to keep our costs to a minimum.

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

Effects  of  grape  supply  may  affect  the  success  of  our  business.

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

Our key employees include Mr. Buko von Krosigk, Mr. Eric von Krosigk, Mr. Gerald Kierans, Mr. Gerard Darmon and Mr. Ralph Oakes. Additionally, we have a management contract with Mr. Robert Mingay who oversees the day to day management of the vineyard and hires all contract workers. We currently do not have key-man life insurance on any of these individuals. Our success will depend in large part upon our ability to attract and retain the services of our present and future key employees. In addition, if one or more of our key employees resign in order to join a competitor or to form a competing company, the loss of such personnel to any such competitor could have a material adverse effect on our proposed business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our trade secrets, practices or procedures by such personnel.


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

Our success, assuming we are able to complete our acquisition of the Eagle Bluff Vineyard and make other suitable acquisitions, will depend on our ability to enter into relationships with distributors and other entities involved in the process of wine distribution and sales. We do not presently have such relationships and we may not be able to develop such relationships. The failure to develop such relationships could impact adversely on our proposed business.

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

In  the  event  of  such  litigation,  it may be difficult for a shareholder to:
* effect service of process on the non-U.S. resident directors, officers or experts whose testimony would be necessary to the proceedings;
* enforce in the U.S. judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws against us or our directors or officers;
* enforce in a Canadian court judgments obtained in a U.S. court based upon the civil liability provisions of the U.S. federal securities laws against us or our directors or officers; and
* bring in a Canadian court an original action to enforce liabilities based upon the U.S. federal securities laws against us or our directors or officers.


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



We currently operate the Eagle Bluff Vineyard, which we have agreed to purchase, subject to obtaining an Estate Winery License. The Eagle Bluff Vineyard consists of approximately 11 acres located in the Okanagan Valley region of the Province of British Columbia. The property also contains a building in which Mr. Mingay, the current manager of the vineyard, has the right to reside in pursuant to the Management Services Agreement between Mr. Mingay and Wineshares. Mr. Mingay is responsible for all utility expenses for the building.

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

During the fiscal year ending April 30, 2002, we spent approximately $8,750 on the purchasing and installing of 25,000 lineal feet of new trellis post and wire system to support additional grapevines planted this year at Eagle Bluff. A further $9,000 was spent on the purchase of grafted rootstock vines. These vines consisted of 3,500 Pinot Gris and 3,500 Merlot and test clones of Syrah and Cabernet Sauvignon, all of which were planted during this period and increased the planted acreage of the vineyard by 4 acres.

Due to the damage of overcropping by RMA's predecessor, we performed a considerable amount remedial work and protectionist activity to the existing vines during the 2001 harvest season. By bringing the crop down to 3.5 tons per acre, the 2001 season produced US$12,436 in grape sales, down approximately $10,000 in US dollars from the previous years' sales, when the property was operated by RMA's predecessor. By reducing the production in 2001, however, we believe that the quality of our future crops will be preserved.

Our ongoing expenses per season are approximately $2,500, in Canadian dollars, per acre which may vary slightly depending upon variables such as rain and levels of pest control required. These expenses include vineyard labor, management fees, materials and supplies, and utilities. This past period there were also expenditures for repairs and upgrading to the drip feed irrigation system, including additional capacity for the newly planted vines. In addition there were upgrades to the vineyard electrical system and repairs to the perimeter fencing. The balance of labor and material expenses were for day to day operational costs of planting, pruning, and preparing the crop for the 2001 harvest which yielded the following tonnages of grapes:



               5  tons  of  Chardonnay
               20  tons  of  Reisling



We anticipate that the new vines planted this year will produce their first crop in 2004 and at maturity should yield an additional 10 tons of Merlot and 10 tons of Pinot Gris.

In order to obtain an Estate Winery License, we must complete a lengthy review process. The processing fee of such a license, however, is negligible at less than $1,000. In British Columbia, liquor licensing and sales are administered by two branches of the provincial government, the Liquor Control & Licensing Branch ("LCLB") and the Liquor Distribution Branch ("LDB"). The LCLB controls licensing of businesses and individuals engaged in alcohol beverage production or sales and the LDB controls the distribution, wholesaling and retailing of alcohol beverages.



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

Results  of  Operations



During fiscal year-ended April 30, 2002, we had $12,436 in revenues, up from the $0 reported for the fiscal year-ended April 30, 2001. This increase in revenues was largely attributable to finalizing the purchase agreement of the Eagle Bluff

Vineyard  and  commencement  of  our  operations  on  the  property.

The loss from operations for the year-ended April 30, 2002 was $69,589, down from $110,749 reported for the year-ended April 30, 2001. The difference reflected both an increase in revenues as well as operating costs associated with the operation of the vineyard and a decrease in administrative expenses. Costs associated with the vineyard operations totaled $39,536 for the fiscal year ended April 30, 2002. Our administrative expenses decreased significantly from $110,749 in 2001 to $42,489 in 2002. This decrease from the prior year is due to a reduction in management and consulting fees associated with our search of a suitable vineyard for acquisition in 2001.



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

At April 30, 2002, we had accounts payable of $6,191 as compared to $5,733 at April 30, 2001. In addition, our current liabilities increased significantly due to obligations under our purchase agreement with RMA Enterprises, Ltd. for the Eagle Bluff Vineyard. As such, our current liabilities associated with this acquisition total $47,479.



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



F-1  Independent  Auditors'  Report
     Amended  Audited  Financial  Statements:


F-2  Consolidated  Balance  Sheets  - April 30, 2002 and April 30,  2001

F-3  Statement  of  Income and Deficit - Years Ended April 30,
     2002  and  April  30,  2001

F-4  Changes  in  Stockholders' Equity - Years Ended April 30,
     2002  and  April  30,  2001

F-5  Statement  of Cash Flows - Years Ended April 30, 2002 and
     April  30,  2001

F-6  Notes  to  Financial  Statements

                          WINESHARES INTERNATIONAL INC.

                             (a Nevada corporation)



                          Amended Financial Statements

                           For the Fiscal Years Ended
                             April 30, 2002 and 2001





                                      Index





       Auditor's  Report

       Balance Sheet                                      Statement 1

       Income and Deficit                                 Statement 2

       Cash Flows                                         Statement 3

       Shareholders' equity                               Statement 4

       Notes  to  the  Financial  Statements






                                                         Bruce T. Hamilton Corp.
                                                            Chartered Accountant
                                                                  Vancouver B.C.

                                                         Bruce T. Hamilton Corp.
                                                            Chartered Accountant
--------------------------------------------------------------------------------
#1122  -  510  West  Hastings  St.                         Tel:  (604)  669-3436
Vancouver  B.C.      V6B 1L8                               Fax:  (604)  669-5989




                          Independent Auditor's Report

To  the  Shareholders  of
Wineshares  International  Inc.




I have audited the balance sheets of Wineshares International Inc. as at April 30, 2002 and 2001 and the statements of retained earnings, income, cash flows, and stockholders' equity for the fiscal years ended April 30, 2002 and 2001. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

My previous audit report dated August 12, 2002 has been withdrawn and the effects of the clarification agreement incorporated into the carrying cost of the vineyard option (see Note 4)


Vancouver  B.C.                                        /s/  Bruce  T.  Hamilton
                                                       -------------------------
August  12,  2002                                      Chartered  Accountant
Except  for  the  results  of  incorporating  Note  4
     which  is  as  of  December  17,  2002


                                                                               Statement  1

                                  WINESHARES INTERNATIONAL INC.
                                    ( a Nevada corporation )

                                           Balance Sheet
                                  As at April 30, 2002 and 2001




                                                       2002           2001
                                                    ------------------------
                         Assets                     (amended)
  Current
    Bank and cash                                        967            156
    Lawyers' trust account            - Note 2         5,029         36,826
    Advance receivable
    from director                                     21,003         31,002
    Prepaid expenses                                     407              -
                                                    ------------------------
                                                      27,406         67,984
                                                    ------------------------


  Other
    Vineyard option                   - Note 3        19,076              -
                                                    ------------------------

                                                    $ 46,482         67,984
                                                    ========================

                         Liabilities
  Current
    Accounts payable                                   6,191          5,733
    RMA Enterprises Ltd.              - Note 3        47,479              -
                                                    ------------------------
                                                      53,670          5,733
                                                    ------------------------
  Shareholders' equity
    Capital stock                                     10,268         10,118
    Capital in excess of par value                   162,882        162,882
    Unrealized foreign
    exchange gain                                          -              -
    Deficit                       - Statement 2     (180,338)      (110,749)
                                                    ------------------------
                                                      (7,188)        62,251
                                                    ------------------------

                                                US  $ 46,482         67,984
                                                    ========================

  Approved by the directors


 /s/  Buko von Krosigk              Director
------------------------



                                                                Statement 2

                                 WINESHARES INTERNATIONAL INC.

                                       Income and Deficit
                       For the Fiscal Year Ended April 30, 2002 and 2001





                                                        2002         2001
                                                    -----------------------
                                                                  (amended)

  Vineyard operation
    Grape sales                                      $ 12,436           -
                                                    -----------------------

    Labor                                              12,379           -
    Management fees                 - Note 3            7,681           -
    Materials and supplies                              1,507           -
    Utilities                                             792           -
    Vines and posts                                    17,177           -
                                                    -----------------------
                                                       39,536           -
                                                    -----------------------

    Income from operations                            (27,100)          -

  Administration
    Accounting                                         10,322           -
    Administration and office                           3,633           -
    Bank charges & interest                                14        (265)
    Business promotion                                     45       1,926

    Insurance                                             593           -
    Legal                                              26,019      30,738
    Management and
    consulting fees                 - Note 6              841      78,350
    Property taxes                                      1,022           -
                                                    -----------------------
                                                       42,489     110,749
                                                    -----------------------


  Net loss for the period                             $69,589     110,749

    Balance - beginning of period                     110,749           -
                                                    -----------------------



  Deficit                       - Statement 1 US    $ 180,338     110,749
                                                    =======================


                                                             Statement 3

                            WINESHARES INTERNATIONAL INC.

                                      Cash Flows
                  For the Fiscal Year Ended April 30, 2002 and 2001



                                                     2002          2001
                                                  ------------------------

From (used in) operating

      Received from customers                  $   12,436              -
      Paid suppliers                              (53,407)        (36,431)
      Paid related parties                             -          (68,850)
      Interest received - net                         (14)            265
                                                  ------------------------
                                                  (40,985)       (105,016)


Financing activities
  Capital stock
      Cash                                             -          118,000
  Advances to director                              9,999         (17,299)
                                                  ------------------------
                                                    9,999         100,701
                                                  ------------------------

Cash flows                                     $  (30,986)         (4,315)
  Cash - beginning of year                         36,982          41,297
                                                  ------------------------

Cash                                           $    5,996          36,982
                                                  ========================

Cash comprises
  Cash in bank                                        967             156
  Lawyers' trust account                            5,029          36,826
                                                  ------------------------
                                           US  $    5,996          36,982
                                                  ========================


                                                                                     Statement 4
                                         WINESHARES INTERNATIONAL INC.

                                          Shareholders' Equity
                           For the Three Months Ended April 30, 2002 and 2001

                                                                          Other
                                                    Capital in            Compre-
                                 Common Stock       Excess of  Retained   hensive
                             Shares         $       Par Value  Earnings   Income       Total
                           -----------  ----------  ---------  ---------  -------    ---------
Balance at
April 30, 2000              10,000,000   10,000      45,000         -         -        55,000
Comprehensive income
    Net loss                                                    (110,749)            (110,749)
    Other comprehensive
    income                                                                    -          -
                                                                                     ----------
    Total comprehensive
    income                                                                           (110,749)
                                                                                     -----------

  Shares issued                118,000      118     117,882                           118,000
                           ---------------------------------------------------------------------
Balance at
April 30, 2001              10,118,000   10,118     162,882     (110,749)     -        62,251
Comprehensive income
    Net income                                                   (69,589)             (69,589)
    Other comprehensive
    income                                                                    -          -
                                                                                     -----------
    Total comprehensive
    income                                                                            (69,589)
                                                                                     -----------

Shares issued   - Note 3       150,000      150                                           150
                           ---------------------------------------------------------------------
Balance at
April 30, 2002              10,268,000   10,268     162,882     (180,338)     -        (7,188)
                           ---------------------------------------------------------------------



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

3.   Vineyard  option  (amended)

     The Company entered into an agreement to purchase a vineyard in British Columbia from RMA Enterprises Ltd. for the purposes of operating an estate winery. The agreement is dated for reference April 26, 2001 but certain conditions were not met until after the year-end. In addition, certain clauses were clarified by a memorandum dated December 17, 2002 (see Note
     4). The consideration for the purchase is the issue of 150,000 restricted shares of common stock and C$650,000 payable as follows:
     (a) C$10,000 by the issue, from Wineshares to RMA, of a promissory note payable without interest on the earlier of the date which is one year from the date of the agreement or the date Wineshares elects to register  the  Agreement  in  the  Land  Titles  Office;
     (b) as clarified by the December 17,2002 memorandum, by remitting all the proceeds of any grape sales that take place during the life of the agreement;
     (c)  and  the  balance  by  certified  check  at  Closing.

     Under the option agreement as clarified, the cost of the investment comprises:

          Promissory  note:                              6,490
          Shares  issued:                                  150
          Payments  based  on  grape  sales:            12,436
                                                        ------
                                                       $19,076
                                                        ------

The agreement calls for certain conditions to be met on or before the closing date:
(a) on the closing date the Grape Growers Contract between Hawthorne Mountain Vineyards and RMA Enterprises must be in good standing and be assignable by the Vendor to the Purchaser.
(b) within two years, the Wine Shares will have received all necessary government approvals, including, a license under the Liquor Distribution Act RSBC c268, to operate an Estate Winery Store on the Property.
(c) that RMA's Principal, Mr. Robert Mingay, enter into a Vineyard Management agreement. Mr. Mingay has entered such an agreement with a management fee of C$1,000 per month and the right, during the time of this Agreement, to reside in the building on the Vineyard at no expense but he shall be responsible for the payment of utilities.

Prior to Closing the Company has the right to operate the vineyard, subject to the appointment of Mr. Mingay as manager, and to receive the proceeds of all grape production. However, all such proceeds must be paid to RMA as an advance on the final purchase price.

                          WINESHARES INTERNATIONAL INC.

                        Notes to the Financial Statements
                                 April 30, 2002



4.   Clarification  memorandum

     Under the vineyard option agreement, there was to be applied against the purchase price the principal portion of the payments by the purchaser to RMA's mortgagee in reduction of RMA's mortgages. It was unclear how this clause was to be applied against Wineshares' obligation to pay all the proceeds of grape sales to RMA. A memorandum dated December 17, 2002 clarified this ambiguity by affirming that 100% of the grape sales proceeds paid to RMA will form a consideration in determining the final closing costs. The carrying value of the vineyard option has been increased accordingly.

5.   Earnings  per  share

     Losses per share for 2002 and 2001, based on the year's weighted average outstanding shares, was $0.007 and $0.011 respectively.

6.   Related  party  transactions

     In 2001, management fees aggregating $44,850 were paid or credited to a company which is controlled by a director. In addition, an additional
     $24,000 was paid to a director for consulting fees. Non-interest bearing advances of $21,003 are due from a director.

7.   Financial  instruments
     At April 30, 2001 the carrying value of all financial instruments approximates fair value. However, as most of the company's assets and liabilities are in Canadian dollars, there is exchange risk if that dollar strengthens or weakens materially.

8.   Income  tax  matters

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

Buko  von  Krosigk  74          Director  &  Chief  Executive  Officer


Eric  von  Krosigk  39          Director  &  Chief  Operations  Officer

Gerald  Kierans     52          Director  &  Vice-President  Marketing

Gerard  Darmon      53          Director  &  Vice-President  Finance



Mr. Ralph F. Oakes, Director, President, Secretary & Treasurer - Mr. Oakes has held these positions with our company since the company's incorporation in February 2000. Mr. Oakes is a member of the audit committee. Mr. Oakes' experience has included private company capital formation and public company finance and administration. In this regard, Mr. Oakes served as a director for Fountain House Holding Company from October 1995 to May 1998, a publicly traded company on the TSX Venture Exchange in Canada. This company is primarily involved in the manufacturing and marketing of beverages and beverage dispensing appliances. Mr. Oakes holds a real estate agent license and a sub-mortgage broker's license and has been active in the acquisition and sale of hotels and project developments since 1975 through his own company, Oakes Realty Ltd., and most recently, Twin Oaks Realty Ltd. Mr. Oakes currently owns a waterfront pub and restaurant called "Shaughnessy's Cove", in Summerland, British Columbia, Canada. Also, from January 2002 to present, Mr. Oakes has worked in commercial and residential development and sales for Amex-Fraseridge Realty in Vancouver, B.C.

Buko von Krosigk, Director, CEO - Mr. Buko von Krosigk is co-founder of Wineshares and interim CEO. He has served as CEO and as a Director for Wineshares since April 3, 2000. His primary responsibilities will be to recruit a full-time chief executive officer to preside over all operations and appropriately manage our future growth. Mr. von Krosigk will continue our quest for target company acquisitions throughout the Old World and New World wine economies. Mr. B. von Krosigk will remain engaged in winery estate investigations and valuations of all proposed or potential target companies on a global basis. He will be vital in the transition periods during the consolidation or change in control processes from both a human resource management and operational perspective.



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

Since  1999,  Mr.  Buko  von  Krosigk  has  been  semi-retired.



Eric von Krosigk, Director, Chief Operations Officer - Mr. Erik von Krosigk, has served as Chief Operations Officer and Director for Wineshares since April 3, 2000. He is a specialist vintner by training and trade, is co-founder of Wineshares and has the most important and vital background of all of our officers and directors due to his extensive experience in viniculture, product engineering, development and operations of wineries and vineyards. Mr. E. von Krosigk will direct all of our operations, product positioning and pricing, and will assist in determining all final purchase valuations, and he will be in charge of all recruitment, with Mr. B. von Krosigk, requiring extensive international travel. Mr. Eric von Krosigk is the son of Mr. Buko von Krosigk.






Mr. E. von Krosigk's education includes a five-year studium in Beverage Engineering from the University of Geisenheim (West Germany) from 1986 to 1991. From 1983-1986 he attended Bullay Vinters School in Bullay, West Germany participating in their winemaking and grape growing apprenticeship program where he worked for three different wineries/vineyards. From 1986-1991 he attended A.P. Commission Kobienz in Koblenz, West Germany where he received a Wine Tasters Certification for A.P. Panel.



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



Gerald Kierans, Director, Vice President Marketing - Mr. Gerald Kierans has served as Director and Vice President Marketing since April 3, 2000. He is also a co-founder and is a qualified marketing consultant with extensive experience in the hospitality and beverage related industries. Mr. Kierans role as Vice President of Marketing will involve the promoting of brand name awareness of our properties and products, the development of a "membership program", identification of new markets for our wine products, and the setting up of a revenue generating accommodation and tourism component to the properties that we intend to acquire.



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



Gerard Darmon, Director, Vice President Finance - Mr. Darmon has served as Director and Vice President of Finance since April 3, 2000. He is an internationally qualified accountant, management consultant and contract negotiator who has experience in private company capital formation, public company financing and administration. Mr. Darmon has extensive knowledge and work experiences gained in Europe, and specifically France, where he graduated with an accounting degree in 1969 from ICS Begue in Paris France. He also received a Personnel Management degree from the University of Montreal. Since 1990, Mr. Darmon has been the president and founder of Euro-West Consulting Ltd., Vancouver, BC, specializing in international tax planning, management consulting and negotiations in mergers and acquisitions. From 2001 to present he has served as a financial consultant in charge of mergers and acquisitions for Jupiter Capital in Vancouver, BC. From 1993 to 1998 Mr. Darmon served as president and CEO of Softwex Technologies Inc. and from 1988-1989 served as Vice President of Finance for the Swiss-based Hunter Group at their location in Calgary, AB. From 1982 to 1988 he founded and was president of GPI Management Systems Inc. Mr. Darmon has been vital to us as a skilled negotiator. As Mr. Darmon speaks fluent English, French and Spanish, it is expected that he will remain vital to us in all presently targeted foreign operations, particularly as they relate to US GAAP and other reporting requirements. Mr. Darmon is a member of the audit committee.

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

--------------------------------------------------------------------------------
                                 Number     Transactions    Known  Failures
                                 Of         Not             To File
Name  and  principal             late       Timely          a Required
position                         Reports    Reported        Form
--------------------------------------------------------------------------------
Ralph  F.  Oakes                    1          1              1
Director,  President,  Secretary  &
Treasurer
--------------------------------------------------------------------------------

Buko  von  Krosigk                  0          0              0
Director  &  Chief  Executive  Officer
--------------------------------------------------------------------------------

Eric  von  Krosigk                  0          0              0
Director  &  Chief  Operations  Officer
--------------------------------------------------------------------------------

Gerald  Kierans                     0          0              0
Director  &  Vice-President  Marketing
--------------------------------------------------------------------------------

Gerard  Darmon                      0          0              0
Director  &  Vice-President  Finance
--------------------------------------------------------------------------------

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

ITEM  13     Exhibits  and  Reports  on  Form  8-K

(a)  Reports  on  Form  8-K.

     None

(b)  Exhibits

     None



ITEM  14.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Buko von Krosigk, and our Chief Financial Officer, Mr. Gerard

Darmon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Wineshares  International,  Inc.


                                        By:  /s/ Buko  von  Krosigk
                                             ____________________________
                                             Buko  von  Krosigk
                                             Chief  Executive  Officer


                                             Dated:  April  28,  2003



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature
     ---------



/s/ Buko  von  Krosigk
----------------------
Buko  von  Krosigk,  CEO  (Principal  Executive  Officer)  and  Director



Date:  April  28,  2003




/s/ Gerard  Darmon
----------------------
Gerard Darmon, VP Finance (Principal Financial and Accounting Officer), Treasurer, and Director


Date:  April  28,  2003

                                 CERTIFICATIONS

I, Buko von Krosigk, Chief Executive Officer of Wineshares International, Inc. (the "Registrant"), certify that:

(1) I have reviewed this annual report on the Amended Form10-KSB of Wineshares International, Inc.;

(2) Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;


     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c. presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April  28,  2003      /s/ Buko  von  Krosigk
                              ___________________________________
                              Buko  von  Krosigk
                              Chief  Executive  Officer

                                 CERTIFICATIONS

I, Gerard Darmon, Chief Financial Officer of Wineshares International, Inc. (the "Registrant"), certify that:

(1) I have reviewed this annual report on the Amended Form10-KSB of Wineshares International, Inc.;

(2) Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c. presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April  28,  2003      /s/ Gerard  Darmon
                              ___________________________________
                              Gerard  Darmon
                              Chief  Financial  Officer