Form 10QSB/A
period 2002-07-31
WINESHARES INTERNATIONAL INC
filed 2003-04-30
CIK 1118183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended  July  31,  2002

[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  transition  period              to
                                       ------------

             Commission  File  Number     000-33403
                                       ---------

                         Wineshares International, Inc.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                        98-0349285
------                                        ----------------
(State or other jurisdiction of               (IRS  Employer
incorporation  or  organization)              Identification  No.)


517-518  Moberly  Road
Vancouver,  B.C.                               V5Z  4G3
------------------------                       ---------
(Address of principal executive offices)       (Zip Code)

Issuer's  telephone  number,  including area code:       604-876-8096

                                      None

    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[  X  ]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,268,000 Shares of $0.001 par value Common Stock outstanding as of September 16, 2002.

Transitional  Small Business Disclosure Format (check one): Yes [  ] No [ X ]



                                Explanatory Note
The  purpose  of this amendment is to amend Item 1, the Financial Statements and
Item  2,  the  Management  Discussion  and  Analysis  section.




                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.

The accompanying amended unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

                       WINESHARES INTERNATIONAL INC.

                         ( a Nevada corporation)

                       Amended Financial Statements

                For the Three Months Ended July 31, 2002 and 2001





                                      Index





Balance Sheet                                           Statement 1


Income Statement                                        Statement 2

Cash Flows                                              Statement 3

Shareholders' Equity                                    Statement 4

Note  to  the  Financial  Statements




                                    Unaudited

                                                        Bruce T. Hamilton Corp.
                                                           Chartered Accountant
-------------------------------------------------------------------------------
#1122  -  510  West  Hastings  St.                         Tel:  (604) 669-3436
Vancouver  B.C.      V6B  1L8                              Fax:  (604) 669-5989


                               INTERIM  REVIEW  REPORT


To  the  Audit  Committee
Wineshares  International  Inc.

In accordance with my engagement letter dated September 6, 2002 I have reviewed the balance sheet of Wineshares International Inc. as at July 31, 2002 and the statements of income, cash flows and shareholders' equity for the three-month period then ended. These financial statements are the responsibility of Wineshares International Inc.'s management.

I performed my review in accordance with generally accepted standards for a review of interim financial statements by an entity's auditor. Such a review consists principally of applying analytical procedures to financial data, and making enquiries of, and having discussions with, persons responsible for financial and accounting matters. An interim review is substantially less in scope than an audit, whose objective is the expression of an opinion regarding the financial statements; accordingly, I do not express such an opinion. An interim review does not provide assurance that I would become aware of any or all significant matters that might be identified in an audit.

Based on my review, I am not aware of any material modification that needs to be made for these interim financial statements to be in accordance with generally accepted accounting principles.

This report is solely for the use of the audit committee of Wineshares International Inc. to assist it in discharging its regulatory obligations to review these financial statements, and should not be used for any other purpose. Any use that a third party makes of this report, or any reliance or decisions made based on it, are the responsibility of such third parties. I accept no responsibility for loss or damages, if any, suffered by any third party as a result of decisions made or actions taken based on this report.

My previous review report dated September 13, 2002 has been withdrawn and the effects of the clarification agreement incorporated into the carrying cost of the vineyard option (see Note 2)



Vancouver  B.C.                         /s/  Bruce  T.  Hamilton
                                        ------------------------
September  13,  2002                    Chartered  Accountant
Except  for  the  results  of  incorporating  Note  2
     which  is  as  of  December  17,  2002



                                  WINESHARES INTERNATIONAL INC.
                                     ( a Nevada corporation )

                                           Balance Sheet
                               As at July 31, 2002 and April 30, 2002


                                         July               April
                                         2002                2002
                                       ---------------------------------
                                       (amended)          (amended)

  Current
    Bank and cash                      $           701              967
    Lawyers' trust account                          30            5,029
    Advance receivable from director            21,003           21,003
    Prepaid expenses                                 -              407
                                       ---------------------------------
                                                21,734           27,406
                                       ---------------------------------

  Other
    Vineyard option       - Note 1              19,076           19,076
                                       ---------------------------------
                                       $        40,810           46,482
                                       =================================

                         Liabilities
  Current
    Accounts payable                             6,794            6,191
    RMA Enterprises Ltd.                        56,737           47,479
                                       ---------------------------------
                                                63,531           53,670
                                       ---------------------------------

  Shareholders' equity
    Capital stock                               10,268           10,268
    Capital in excess of par value             162,882          162,882
    Deficit            - Statement 2          (195,871)        (180,338)
                                       ---------------------------------
                                               (22,721)          (7,188)
                                       ---------------------------------

                                       $        40,810           46,482
                                       =================================

  Approved by the directors


/s/  Buko v. Krosigk     Director
--------------------


                         Unaudited


                                                                     Statement 2
                                WINESHARES INTERNATIONAL INC.

                                       Income and Deficit
                      For the Three Months Ended July 31, 2002 and 2001




                                                         2002         2001
                                                 -------------------------------
                                                       (amended)
                                                 -------------------------------
  Vineyard operation
    Grape sales                                  $          -                -
                                                 -------------------------------

    Equipment rental and repair                           352                -
    Fencing                                             3,062                -
    Labor                                               2,036            5,804
    Management fees                                     1,892            1,958
    Materials and supplies                                798              357

    Utilities                                              49                -
    Vines and posts                                         -           11,611
                                                 -------------------------------
                                                        8,189           19,730
                                                 -------------------------------

    Income from operations                             (8,189)         (19,730)

  Administration
    Accounting and audit                                1,146            2,550
    Administration and office                             261                -
    Bank charges & interest                                 -               16
    Insurance                                             407                -
    Legal                                               5,266            4,898
    Property taxes                                        264                -
                                                 -------------------------------
                                                        7,344            7,464
                                                 -------------------------------


  Net loss for the period                        $     15,533           27,194

    Balance - beginning of period                     180,338          110,749
                                                 -------------------------------

  Deficit                  - Statement 1         $    195,871          137,943
                                                 ===============================
      Basic and diluted loss per share                  0.002            0.003




                             Unaudited


                                                                    Statement 3

                            WINESHARES INTERNATIONAL INC.

                                      Cash Flows
                  For the Three Months Ended July 31, 2002 and 2001





                                                     2002            2001
                                                    -----------------------

  From (used in) operating

      Received from customers               $          -               -
      Paid suppliers                                (5,265)        (13,197)
      Paid related parties                             -               -
                                                    -----------------------
                                                    (5,265)        (13,197)
                                                    -----------------------


    Financing activities
      Capital stock
          Cash                                         -               -
      Advances from director                           -             5,000
                                                    -----------------------
                                                       -             5,000


                                                    -----------------------


  Cash flows                                $       (5,265)         (8,197)
    Cash - beginning of period                       5,996          36,982
                                                    -----------------------

  Cash                                      $          731          28,785
                                                    =======================


  Cash comprises
    Cash in bank                                       701           2,590
    Lawyers' trust account                              30          26,195
                                                    -----------------------
                                            $          731          28,785
                                                    =======================



                                      Unaudited


                                                                     Statement 4

                                     WINESHARES INTERNATIONAL INC.

                                          Shareholders' Equity
                           For the Three Months Ended July 31, 2002 and 2001

                                                                          Other
                                                    Capital in            Compre-
                                 Common Stock       Excess of  Retained   hensive
                             Shares         $       Par Value  Earnings   Income       Total
                           -----------  ----------  ---------  ---------  -------    ---------

Balance at
April 30, 2001             10,118,000   10,118      162,882    (110,749)   -          62,251
Comprehensive income
   Net loss                                                     (27,194)             (27,194)
   Other comprehensive
   income                                                                  -             -
                                                                                     ---------
   Total comprehensive
   income                                                                            (27,194)
                                                                                     ---------

Shares issued                 150,000      150        -                                  150

Balance at
July 31, 2001              10,268,000   10,268     162,882     (137,943)   -          35,207
Comprehensive income
   Net income                                                   (42,395)             (42,395)
   Other comprehensive
   income                                                                  -             -
                                                                                     ---------
   Total comprehensive
   income                                                                            (42,395)
                                                                                     ---------
                           -----------  ----------  ---------  ---------  -------    ---------
Balance at
April 30, 2002             10,268,000   10,268     162,882     (180,338)   -          (7,188)
Comprehensive income
   Net income                                                   (15,533)             (15,533)
   Other comprehensive
   income                                                                  -             -
                                                                                     ---------
   Total comprehensive
   income                                                                            (15,533)
                                                                                     ---------
                           -----------  ----------  ---------  ---------  -------    ---------
Balance at
July 31, 2002              10,268,000 $ 10,268     162,882     (195,871)   -       $ (22,721)
                           ===================================================================



Authorized capital stock is 25,000,000 common shares at $0.001 par value each.




                                         Unaudited

                          WINESHARES INTERNATIONAL INC.

                        Notes to the Financial Statements
                                  July 31, 2002



1.  Vineyard  option  (amended)
The Company entered into an agreement to purchase a vineyard in British Columbia from RMA Enterprises Ltd. for the purposes of operating an estate winery. The agreement is dated for reference April 26, 2001 but certain conditions were not met until after the year-end. In addition, certain clauses were clarified by a memorandum dated December 17, 2002 (see Note 2). The consideration for the purchase is the issue of 150,000 restricted shares of common stock and C$650,000 payable as follows:
(a) C$10,000 by the issue, from Wineshares to RMA, of a promissory note payable without interest on the earlier of the date which is one year from the date of the agreement or the date Wineshares elects to register the Agreement in the Land Titles Office;
(b) by remitting all the proceeds of any grape sales that take place during the life of the agreement;
(c)  and  the  balance  by  certified  check  at  Closing;


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

2.  Clarification  memorandum
Under the vineyard option agreement, there was to be applied against the purchase price the principal portion of the payments by the purchaser to RMA's mortgagee in reduction of RMA's mortgages. It was unclear how this clause was to be applied against Wineshares' obligation to pay all the proceeds of grape sales to RMA. A memorandum dated December 17, 2002 clarified this ambiguity by affirming that 100% of the grape sales proceeds paid to RMA will form a consideration in determining the final closing costs. The carrying value of the vineyard option has been increased accordingly.



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



Our immediate plan of operation calls for the continued operation of the Eagle Bluff Vineyard and the sale of its production to Hawthorne Mountain Vineyards pursuant to our Grape Growers Contract. Additionally, we intend to obtain an Estate Winery License thus satisfying an important requirement of the Vineyard Purchase Agreement. Current revenues generated from our operations cover all of our expenses associated with operating the Eagle Bluff Vineyard. Thus, we do not have an immediate need for additional financing during the next twelve months.



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



A requirement of our Purchase Agreement is that we obtain a Liquor License before closing can occur. Because the British Columbia government is currently in the process of revising its regulations with regard to liquor licensing, we have delayed our proceeding with the licensing process until the new regulations are released. We believe that the processing fees of such a license will be negligible at less than $1,000.



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

Results  of  Operations



During the three month period ending July 31, 2002, we had $0 in revenues, as our harvest does not occur until September or October of each year. The loss from operations for the three month period ending July 31, 2002 was $8,189, down from $19,730 reported for the same three month period in 2001. The difference is due mostly to the capital expenditures and management fees associated with the installation of vines and posts during the same period in 2001. The $8,189 loss from operations for the current period more accurately reflects the normal maintenance quarterly costs associated with operating a vineyard. Our administrative costs decreased nominally from $7,464 for the three month period ending July 31, 2001 to $7,344 in the current period .

At July 31, 2002, we had cash on hand of $701 as compared to $967 at April 30, 2002. In addition, our current liabilities increased significantly due to obligations under our purchase agreement for the Eagle Bluff Vineyard. As such, our current liabilities associated with this acquisition total $56,737.



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



ITEM  3.     CONTROLS  AND  PROCEDURES.

      As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Buko von Krosigk, and our Vice President of Finance, Mr. Gerard Darmon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.



ITEM  5.     OTHER  INFORMATION.

     None


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS


Exhibit
Number   Description of Exhibit
-----------------------------------------------------------------------------

99.1     Officers' Certification under Section 906 of the Sarbanes-
         Oxley Act of  2002 (1)
-----------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
-----------------------------------------------------------------------------



 (b)    REPORTS  ON  FORM  8-K
        None.

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

                                 CERTIFICATIONS

I, Buko von Krosigk, Chief Executive Officer of Wineshares International, Inc. (the "Registrant"), certify that:

(1) I have reviewed this quarterly report on the Amended Form10-QSB of Wineshares International, Inc.;

(2) Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

     c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April  28,  2003      /s/ Buko  von  Krosigk

                              ___________________________________
                              Buko  von  Krosigk
                              Chief  Executive  Officer

                                 CERTIFICATIONS

I, Gerard Darmon, Chief Financial Officer of Wineshares International, Inc. (the "Registrant"), certify that:

(1) I have reviewed this quarterly report on the Amended Form10-QSB of Wineshares International, Inc.;

(2) Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

     c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April  28,  2003      /s/ Gerard  Darmon

                              ___________________________________
                              Gerard  Darmon
                              Chief  Financial  Officer