Form 10QSB
period 2002-10-31
WINESHARES INTERNATIONAL INC
filed 2003-05-13
CIK 1118183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For  the  quarterly  period  ended  October  31,  2002

[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For  the  transition  period                to


          Commission  File  Number     000-33403
                                       ---------

                         Wineshares International, Inc.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                        98-0349285
------------------------------------          ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  or  organization)              Identification  No.)


517-518  Moberly  Road
Vancouver,  B.C.                              V5Z  4G3
------------------                            --------
(Address of principal executive offices)      (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                       604-876-8096
                                              ------------

                                      None
          -------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[  X  ]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,268,000 Shares of $0.001 par value Common Stock outstanding as of October 31, 2002.

Transitional  Small Business Disclosure Format (check one): Yes [ ]  No  [X]

                                   1 of 22

                         PART I - FINANCIAL INFORMATION
ITEM  1.          FINANCIAL  STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.


                                   2 of 22

                          WINESHARES INTERNATIONAL INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)


                                OCTOBER 31, 2002


                                   3 of 22

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
(Unaudited  -  Prepared  by  Management)
================================================================================





-----------------------------------------------------------------------

                                               October  31,   April  30,
                                                    2002        2002
-----------------------------------------------------------------------
ASSETS
Current assets
   Cash                                          $     701   $     967
 Cash held in trust (Note 3)                            30       5,029
 Advances receivable from a
 director (Note 4)                                  21,003      21,003
 Prepaid expenses                                        -         407
                                                 ----------  ----------
                                                    21,734      27,406

Vineyard option (Note 5)                            19,076      19,076
                                                 ----------  ----------

Total assets                                     $  40,810   $  46,482
=======================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
 Accounts payable and accrued liabilities        $  15,766   $   6,191
 Due to RMA Enterprises Ltd. (Note 6)               66,394      47,479
                                                 ----------  ----------
 Total current liabilities                          82,160      53,670
                                                 ----------  ----------

Commitment (Note 8)

Stockholders' deficiency

 Common stock (Note 7)
   Authorized
     25,000,000  common shares with
     a par value of $0.001 per share
   Issued and outstanding
     10,268,000  common shares
     (April 30, 2002 - 10,268,000)
   Additional paid-in capital                       10,268      10,268
   Deficit accumulated during the
    development stage                              162,882     162,882
                                                  (214,500)   (180,338)
                                                 ----------  ----------
 Total stockholders' deficiency
                                                   (41,350)     (7,188)
                                                 ----------  ----------
Total liabilities and stockholders' deficiency
=================================================
                                                 $  40,810   $  46,482
=======================================================================






   The accompanying notes are an integral part of these financial statements.

                                   4 of 22

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS
(Unaudited  -  Prepared  by  Management)



                                    Cumulative
                                   Amounts From
                                   Inception on
                                   February  7,  Three Month   Three Month   Six Month      Six Month
                                      2000 to   Period Ended  Period Ended  Period Ended   Period Ended
                                    October 31,  October 31,   October 31,   October  31,   October  31,
                                       2002         2002          2001          2002           2001
---------------------------------------------------------------------------------------------------

REVENUE
 Grape sales                      $    12,436   $         -   $    12,436   $         -   $ 12,436
                                  ------------  ------------  ------------  ------------  ---------

VINEYARD EXPENSES
 Labour                                21,410         6,995             -         9,031      5,804
 Management fees                       11,489         1,916         1,924         3,808      3,882
 Materials and supplies                 2,305             -             -           798        357
 Utilities                                841             -             -            49          -
 Vines and posts                       20,727           136             -         3,550     11,611
                                  ------------  ------------  ------------  ------------  ---------


                                       56,772         9,047         1,924        17,236     21,654
                                  ------------  ------------  ------------  ------------  ---------

Income (loss) from operation
 of vineyard                          (44,336)       (9,047)       10,512       (17,236)    (9,218)
                                  ------------  ------------  ------------  ------------  ---------

EXPENSES
 Accounting and audit                 (19,711)       (8,243)            -        (9,389)    (2,550)
 Administration and office             (3,895)           (1)       (4,545)         (262)    (4,545)
 Bank charges and interest                251             -             -             -        (16)
 Business promotion                    (1,971)            -             -             -          -
 Foreign exchange loss                 (1,338)       (1,338)            -        (1,338)         -
 Insurance                             (1,000)            -             -          (407)         -
 Legal                                (62,023)            -        (8,183)       (5,266)   (13,081)
 Management and consulting
   fees                               (79,191)            -             -             -          -
 Property taxes                        (1,286)            -             -          (264)         -
                                  ------------  ------------  ------------  ------------  ---------

                                     (170,164)       (9,582)      (12,728)      (16,926)   (20,192)
                                  ------------  ------------  ------------  ------------  ---------


Loss for the period               $  (214,500)  $   (18,629)  $    (2,216)  $   (34,162)  $(29,410)
===================================================================================================

                                   5 of 22



Basic and diluted loss per share                $     (0.01)  $     (0.01)  $     (0.01)  $  (0.01)
===================================================================================================

Weighted average number
 of shares
 outstanding                                     10,268,000    10,118,000    10,268,000 10,118,000
===================================================================================================




   The accompanying notes are an integral part of these financial statements.


                                   6 of 22

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
STATEMENT  OF  DEFICIENCY  IN  ASSETS
(Unaudited  -  Prepared  by  Management)



                                                   Common Share                        Deficit
                                      --------------------------------                 Accumulated
                                                                           Additional  During the
                                       Price per     Number                Paid-In     Development
                                         Share     of  Shares   Amount     Capital     Stage     Total
------------------------------------------------------------------------------------------------------


Balance, February 7, 2000                                - $       -  $       -  $        -   $     -

 Issuance of common stock for cash       0.001   5,000,000     5,000          -           -     5,000

 Issuance of common stock for cash        0.01   5,000,000     5,000     45,000           -    50,000

 Loss for the period                                     -         -          -           -         -
                                                 -----------------------------------------------------


Balance, April 30, 2000                         10,000,000    10,000     45,000           -    55,000

 Issuance of common
 stock for cash                           1.00     118,000       118    117,882           -   118,000

 Loss for the year                                       -         -          -    (110,749) (110,749)
                                                 -----------------------------------------------------

Balance, April 30, 2001                         10,118,000    10,118    162,882    (110,749)   62,251

Issuance of common
stock for vineyard
 Option                                            150,000       150          -           -       150

 Loss for the year                                       -         -          -     (69,589)  (69,589)
                                                 -----------------------------------------------------


Balance, April 30, 2002                         10,268,000    10,268    162,882    (180,338)   (7,188)

 Loss for the period                                     -         -          -     (34,162)  (34,162)
                                                 -----------------------------------------------------


Balance, October 31, 2002                       10,268,000  $ 10,268  $ 162,882  $ (214,500) $(41,350)
======================================================================================================


                                   7 of 22



   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
(Unaudited  -  Prepared  by  Management)



                                      Cumulative
                                     Amounts from
                                     Inception on
                                      February 7,   Six  Month    Six Month
                                         2000  to   Period Ended  Period  Ended
                                       October 31, October 31,   October 31,
                                           2002         2002        2001
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period                  $(214,500)  $(34,162)  $(29,410)

 Change in non-cash
 working capital items:
   Decrease in prepaid expenses               -        407          -
   Increase in accounts
 payable and accrued liabilities         15,766      9,575     22,411
                                      ----------  ---------  ---------

 Net cash used in
operating activities                   (198,734)   (24,180)    (6,999)
                                      ----------  ---------  ---------


CASH FLOWS FROM
INVESTING ACTIVITIES
 Acquisition of vineyard option         (18,926)         -    (18,926)
                                      ----------  ---------  ---------

 Net cash used in
 investing activities                   (18,926)         -    (18,926)
                                      ----------  ---------  ---------


CASH FLOWS FROM
FINANCING ACTIVITIES
 Issuance of common stock               173,000          -          -
 Advances to a director                 (21,003)         -      9,999
 Advances from a related party           66,394     18,915          -
                                      ----------  ---------  ---------

 Net cash provided by
financing activities                    218,391     18,915      9,999
                                      ----------  ---------  ---------


Change in cash and
cash equivalents for
 the period                                 731     (5,265)   (15,926)


                                   8 of 22


Cash and cash equivalents,
 beginning of period                          -      5,996     36,982
                                      ----------  ---------  ---------

Cash and cash equivalents,
end of period                         $     731   $    731   $ 21,056
======================================================================
Cash and cash
equivalents consists of:

 Cash                                 $     701   $    701   $  3,089

 Cash held in trust                          30         30     17,967
                                      ----------  ---------  ---------

                                      $     731   $    731   $ 21,056
======================================================================



Supplemental  disclosure  with  respect  to  cash  flows  (Note  9)



   The accompanying notes are an integral part of these financial statements.


                                   9 of 22

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited  -  Prepared  by  Management)
OCTOBER  31,  2002




1.   HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     The Company was incorporated on February 7, 2000 under the laws of the State of Nevada.

     The Company is in the business of acquiring and operating vineyards along with wine production and distribution. The Company has not yet generated significant revenues and therefore is considered to be a development stage company.

     The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2002. The results of operations for the six month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.



2.   GOING  CONCERN

     These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     The operations of the Company have primarily been funded by the issuance of capital stock and amounts paid to the Company by related parties. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.


======================================================
                               October 31,  April  30,
                                   2002       2002
------------------------------------------------------
Working capital (deficiency)  $ (60,426)  $ (26,264)
Deficit accumulated during
 the development stage         (214,500)   (180,338)
======================================================



                                   10 of 22

3.   CASH  HELD  IN  TRUST

     Cash held in trust consists of funds deposited with the Company's lawyers to be used for legal fees and other disbursements authorized by the Company.


                                   11 of 22

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited  -  Prepared  by  Management)
OCTOBER  31,  2002




4.   ADVANCES  RECEIVABLE  FROM  A  DIRECTOR

  The advances receivable from a director are unsecured, non-interest bearing and have no fixed terms of repayment.


5.   VINEYARD  OPTION

     The Company entered into an agreement to purchase a vineyard in British Columbia from RMA Enterprises Ltd. ("RMA") for the purposes of operating an estate winery. The consideration for the purchase is Cdn $650,000 which is payable as follows:

     i) Cdn $10,000 by the issue of a promissory note payable without interest on the earlier of the date which is one year from the date of the agreement or the date the Company elects to register this agreement in the Land Titles Office;

     ii) Payments to RMA of all proceeds received from the sale of grape production prior to closing of this agreement which are to be applied to the mortgage of RMA at RMA's discretion;

     iii) The  balance  by  certified  check  at  closing.

     As additional consideration, the Company issued 150,000 shares of common stock to RMA (Note 7).

     The agreement also calls for certain conditions to be met on or before the closing date as follows:

     i) On or before the date which is two years after the date of this agreement, the Company will have received all necessary government approvals, including, a license under the Liquor Distribution Act RSBC c 268.

     ii) On or before the date which is ten business days after the date of this agreement is executed, the Company will enter into a management agreement with Mr. Robert Mingay (Note 8).

     Further, prior to closing the Company has the right to operate the vineyard, subject to the appointment of Mr. Robert Mingay as Manager pursuant to the management agreement, and to receive the proceeds of all grape production.

6.   DUE  TO  RMA  ENTERPRISES  LTD.



     The amounts due to RMA are unsecured, non-interest bearing and have no fixed terms of repayment.


7.   COMMON  STOCK


                                   12 of 22

     On February 25, 2000, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,000.

     On March 31, 2000, the Company issued 5,000,000 shares of common stock at a price of $0.01 per share for cash proceeds of $50,000.

                                   13 of 22

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited  -  Prepared  by  Management)
OCTOBER  31,  2002




7.   COMMON  STOCK  (cont'd  )

     On May 15, 2000, the Company issued 118,000 shares of common stock at a price of $1.00 per share for cash proceeds of $118,000.

     On November 1, 2001, the Company issued 150,000 shares of common stock at a price of $0.001 per share as part of the consideration for the acquisition of vineyard option (Note 5).


8.   COMMITMENT

     The Company entered into a management agreement with Mr. Robert Mingay whereby as consideration for providing all necessary vineyard management services, the Company agreed to pay a management fee of Cdn $1,000 per month.


9.   SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT  TO  CASH  FLOWS


=============================================
                  Six Month     Six Month
                  Period Ended  Period Ended
                  October 31,   October 31,
                    2002          2001
--------------------------------------------
Cash paid for
   Interest      $ -         $          -
   Income taxes    -                    -
============================================



There were no significant non-cash transactions during the six month period ended October 31, 2002.

The significant non-cash transaction during the six month period ended October 31, 2001 was as follows:

     a) The Company issued 150,000 shares as part of the consideration for the acquisition of the vineyard option.


10.  SEGMENTED  INFORMATION

     The Company operates in one business segment, being the acquisition and operation of vineyards, in Canada.


                                   14 of 22

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD  LOOKING  STATEMENTS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports the Company files with the SEC, including the Company's Annual Report on Form 10-KSB for the year ended April 30, 2002. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

     We are currently engaged in the business of operating a vineyard known as the Eagle Bluff Vineyard in Okanagan Falls, British Columbia which we acquired an interest in from RMA Enterprises as a result of a Vineyard Purchase Agreement dated April 26, 2001.

     Our immediate plan of operation calls for the continued operation of the Eagle Bluff Vineyard and the annual sale of its production to Hawthorne Mountain Vineyards pursuant to our Grape Growers Contract. The Grape Growers Contract requires us to sell all production form the Eagle Bluff Vineyard to Hawthorne Mountain Vineyards until November 30, 2003. In the short-term, the Grape Grower's Contract should be sufficient to satisfy the vineyard's basic operating expenses

     Our immediate plan includes both nurturing the newly planted vines on the previously unused portions of the Eagle Bluff vineyard and strengthening the existing vines that had been previously overcropped. Both the newly planted vines and the previously stressed vines are progressing well. The timing of the first harvest achieved from newly planted vines can range considerably based upon many factors, such as maintenance and care, and most notably, the weather. A healthy balance of sun and moisture can make a difference in when the first harvest will be achieved.

     Due to good maintenance and care of the vines and very favorable growing conditions, the harvest this year had improved yields of grapes per acre over the previous year.


     Our long range business plan includes acquiring additional vineyards along with wine production and distribution facilities in order to take advantage of the economies of scale that can be achieved from horizontal and vertical integration in the wine and beverage market. Therefore, we will need additional capital for any expansion or construction of a winery. Management does not presently know of any potential sources of revenue other than the annual sale of the grape crop pursuant to the Grape Growers Contract. At the present time, Management does not anticipate any additional revenues from grape sales until the 2003 harvest. Within the next twelve months, we intend to apply to become a listed company on a US based stock exchange or quotation system which may facilitate our ability to raise capital in the future. However, we can provide no assurances that we will be


                                  15 of 22
successful in obtaining a listing or quotation on a US based stock exchange or quotation system or that we will be successful in raising additional capital.

     A requirement of our Purchase Agreement with RMA Enterprises is that we obtain a Liquor License before closing can occur. Because the British Columbia government is currently in the process of revising its regulations with regard to liquor licensing, we have delayed our proceeding with the licensing process until the new regulations are released. We believe that the processing fees of such a license will be less than $1,000.

     In British Columbia, the existing regulations require that liquor licensing and sales be administered by two branches of the provincial government, the Liquor Control & Licensing Branch ("LCLB") and the Liquor Distribution Branch ("LDB"). The LCLB controls licensing of businesses and individuals engaged in alcohol beverage production or sales. The LDB also controls the distribution, wholesaling and retailing of alcohol beverages.

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

     Because of the myriad of approvals required, it may take up to two years to obtain all approvals necessary for the full operation of an Estate Winery under the existing procedures. We are uncertain as to how the above described license process will be changed in light of the new regulations pending. Nevertheless, in view of the fact that the production for the Eagle Bluff
Vineyard is committed to Hawthorne until November 2003, our objective is to obtain the Estate Winery license before the 2004 harvest so that we may benefit from the use of our own grape production.

     We do not presently have a building for a retail store in which to showcase and sell our products. However, our future plans include constructing such a building on our grounds with an approximate square footage of 800 sq. ft. We project the cost of building the store will be approximately $80,000(Canadian) and we anticipate breaking ground in the summer of 2004.


                                   16 of 22

RESULTS  OF  OPERATIONS

Revenue

     During the three month period ending October 31, 2002, we had no revenue. Revenue reported for the three month period ended October 31, 2001 was $12,436. The only revenue currently generated is from the sales of the annual harvest to Hawthorne Mountain Vineyards pursuant to the Grape Growers Contract. No revenue was generated in the period ended October 2002 because the annual harvest and sale in 2002 occurred at a time after the quarterly period ended in October.

Vineyard  Expenses

     Vineyard expenses for the period ended October 31, 2002 was $9,047 as compared to $1,924 for the same three month period in 2001. The increase in vineyard expenses was attributable to extensive labor undertaken to strengthen and nurture the vines which was required due to overcropping of the vineyard prior to our purchase. Labor expense for the three month period ended October 31, 2002 was $6,995, compared to no labor expenditures for the three month period ended October 31, 2001.

Loss  From  Operation  of  the  Vineyard

     The loss from operations of the vineyard for the three month period ended October 31, 2002 was $9,047, a decrease from the $10,512 gain reported for the same three month period in 2001. This difference is attributable to the extensive labor expenses incurred in this period. In addition, the loss is also due to the fact that no revenue was generated for the period ended October 31, 2002 because the harvest for this season had not yet occurred.

Other  Expenses

     Administrative expenses for the period ended October 31, 2002 was $9,582. The most significant component of these expenses consisted of accounting and auditing expenses of $8,243. The administrative expenses for the corresponding period of 2001 were $12,728.

Net  Loss

     For the three month period ended October 31, 2002, the company had a net loss of $18,629, an increase from a loss of $2,216 reported for the same three month period in 2001.

Liquidity  and  Capital  Resources.

     As of October 31, 2002, we had total assets of $40,810 of which $701 was cash on hand. The total current liabilities as of October 31, 2002 were
$82,610. The most significant component of the total current liabilities consisted of our obligations under our purchase agreement with RMA Enterprises, Ltd. for the Eagle Bluff Vineyard in the amount of $82,160. The total stockholder's deficiency on October 31, 2002 was $41,350.

     Currently, the only revenue presently generated is an annual payment from the sale of the harvest to Hawthorne Mountain Vineyards pursuant to the Grape Growers Contract. These revenues are insufficient to expand or construct a winery or satisfy any requirements necessary for the granting of a winery license. Therefore, additional capital is required. Management is not presently aware of any potential sources of revenue other than the Grape Growers Contract.


                                   17 of 22

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

     None.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


ITEM  5.     OTHER  INFORMATION.

     None.


                                   18 of 22

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS

--------------------------------------------------------------------------------
Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------
99.1           Officers'  Certification  under Section 906 of the Sarbanes-Oxley
               Act  of  2002  (1)
================================================================================


(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
================================================================================



     (b)  REPORTS  ON  FORM  8-K

          None.



                                   19 of 22

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Wineshares  International,  Inc.

Date:     May  7,  2003


By:  /s/ Buko  von  Krosigk
     ---------------------------
     Buko  von  Krosigk

     CHIEF  EXECUTIVE  OFFICER  AND
     DIRECTOR




                                   20 of 22

                                 CERTIFICATIONS

I, Buko von Krosigk, of Wineshares International, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Wineshares International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date          May  7, 2003         /s/ Buko  von  Krosigk
                                   ___________________________________
                                   (Signature)

                                   Chief  Executive  Officer  and  Director
                                   ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, Gerard Darmon, of Wineshares International, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Wineshares International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date          May  7, 2003         /s/ Gerard Darmon
                                   ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer  and  Director
                                   ___________________________________
                                   (Title)