Form 10QSB/A
period 2002-10-31
WINESHARES INTERNATIONAL INC
filed 2003-05-29
CIK 1118183

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

                         Wineshares International, Inc.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                        98-0349285
-----------------------------------           --------------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  or  organization)              Identification  No.)



517-518  Moberly  Road
Vancouver,  B.C.                              V5Z  4G3
------------------                            ----------
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



                                  1 of 11

                         PART I - FINANCIAL INFORMATION
ITEM  1.          FINANCIAL  STATEMENTS






                                  2 of 11

                          WINESHARES INTERNATIONAL INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                  (Unaudited)


                                OCTOBER 31, 2002

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS




(Unaudited)




                                           October 31,  April  30,
                                               2002        2002
                                            ----------  ----------
                                                        (Audited)
ASSETS

Current assets
 Cash                                       $     701   $     967
 Cash held in trust (Note 3)                       30       5,029
 Advances receivable from a
 director (Note 4)                             21,003      21,003
 Prepaid expenses                                   -         407
                                            ----------  ----------

                                               21,734      27,406

Vineyard option (Note 5)                       19,076      19,076
                                            ----------  ----------

Total assets                                $  40,810   $  46,482
==================================================================


LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
 Accounts payable and accrued liabilities   $  15,766   $   6,191
 Due to RMA Enterprises Ltd. (Note 6)          66,394      47,479
                                            ----------  ----------

 Total current liabilities                     82,160      53,670
                                            ----------  ----------


Commitment (Note 8)


Deficiency in assets
 Common stock (Note 7)
   Authorized
     25,000,000  common shares
     with a par value of $0.001 per share
   Issued and outstanding
     10,268,000  common shares                 10,268      10,268
 Additional paid-in capital                   162,882     162,882
 Deficit accumulated during the
 development stage                           (214,500)   (180,338)
                                            ----------  ----------

 Total deficiency in assets                   (41,350)     (7,188)
                                            ----------  ----------

Total liabilities and deficiency
in assets                                   $  40,810   $  46,482
==================================================================






   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS



(Unaudited)

======================================================================================================

                                    Cumulative
                                   Amounts From
                                    Inception
                                  (February  7,  Three-Month   Three-Month   Six-Month      Six-Month
                                     2000) to   Period Ended  Period Ended  Period Ended   Period Ended
                                    October 31,  October 31,   October 31,   October  31,   October  31,
                                       2002         2002          2001          2002           2001
--------------------------------------------------------------------------------------------------------
REVENUE
 Grape sales                    $    12,436   $         -   $    12,436   $         -   $ 12,436
                                ------------  ------------  ------------  ------------  ---------

VINEYARD EXPENSES
 Labor                               21,410         6,995             -         9,031      5,804
 Management fees                     11,489         1,916         1,924         3,808      3,882
 Materials and supplies               2,305             -             -           798        357
 Utilities                              841             -             -            49          -
 Vines and posts                     20,727           136             -         3,550     11,611
                                ------------  ------------  ------------  ------------  ---------

     Total vineyard expenses         56,772         9,047         1,924        17,236     21,654
                                ------------  ------------  ------------  ------------  ---------

Income (loss) from operation
 of vineyard                        (44,336)       (9,047)       10,512       (17,236)    (9,218)
                                ------------  ------------  ------------  ------------  ---------

EXPENSES
 Accounting and audit                19,711         8,243             -         9,389      2,550
 Administration and office            3,644             1         4,545           262      4,561
 Business promotion                   1,971             -             -             -          -
 Foreign exchange loss                1,338         1,338             -         1,338          -
 Insurance                            1,000             -             -           407          -
 Legal                               62,023             -         8,183         5,266     13,081
 Management and consulting           79,191             -             -             -          -
 Property taxes                       1,286             -             -           264          -
                                ------------  ------------  ------------  ------------  ---------

     Total expenses                 170,164         9,582        12,728        16,926     20,192
                                ------------  ------------  ------------  ------------  ---------


Net loss                        $  (214,500)  $   (18,629)  $    (2,216)  $   (34,162)  $(29,410)
=================================================================================================
Net loss per share (basic
and diluted)                                  $     (0.01)  $     (0.01)  $     (0.01)  $  (0.01)
=================================================================================================

Weighted average number
 of shares outstanding (basic
 and diluted)                                  10,268,000    10,118,000    10,268,000 10,118,000
=================================================================================================






   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
STATEMENT  OF  DEFICIENCY  IN  ASSETS



(Unaudited)




=========================================================================================================
                                                   Common Share                        Deficit
                                      --------------------------------                 Accumulated
                                                                           Additional  During the
                                       Price per     Number                Paid-In     Development
                                         Share     of  Shares   Amount     Capital     Stage     Total
---------------------------------------------------------------------------------------------------------
Balance, February 7, 2000                                   -  $      -  $       -  $        -   $     -

 Issuance of common stock for cash          0.001   5,000,000     5,000          -           -     5,000

 Issuance of common stock for cash           0.01   5,000,000     5,000     45,000           -    50,000

 Net loss                                                   -         -          -           -         -
                                                   ----------  --------  ----------  ----------  --------
Balance, April 30, 2000                            10,000,000   10,000      45,000           -    55,000

 Issuance of common stock for cash           1.00     118,000      118     117,882           -   118,000

 Net loss                                                   -        -           -    (110,749) (110,749)
                                                   ----------  --------  ----------  ----------  --------

Balance, April 30, 2001                            10,118,000   10,118     162,882    (110,749)   62,251

Issuance of common stock for vineyard
 Option                                               150,000      150           -           -       150

 Net loss                                                   -        -           -     (69,589)  (69,589)
                                                   ----------  --------  ----------  ----------  --------

Balance, April 30, 2002                            10,268,000   10,268     162,882    (180,338)   (7,188)

 Net loss                                                   -        -           -     (34,162)  (34,162)
                                                   ----------  --------  ----------  ----------  --------

Balance, October 31, 2002                          10,268,000  $10,268   $ 162,882   $(214,500) $(41,350)
=========================================================================================================






   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS



(Unaudited)




                                   Cumulative
                                 Amounts From
                                    Inception
                                 (February  7,  Six-Month     Six-Month
                                     2000) to   Period Ended  Period Ended
                                   October 31, October  31,    October 31,
                                         2002         2002           2001
---------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                               $(214,500)  $(34,162)  $(29,410)

 Change in non-cash working
capital items:
   Decrease in prepaid expenses                 -        407          -
   Increase in accounts payable and
   accrued liabilities                     15,766      9,575     22,411
                                        ----------  ---------  ---------

 Net cash used in operating activities   (198,734)   (24,180)    (6,999)
                                        ----------  ---------  ---------


CASH FLOWS FROM INVESTING
ACTIVITIES
 Acquisition of vineyard option           (18,926)         -    (18,926)
                                        ----------  ---------  ---------

 Net cash used in investing activities    (18,926)         -    (18,926)
                                        ----------  ---------  ---------


CASH FLOWS FROM FINANCING
ACTIVITIES
 Issuance of common stock                 173,000          -          -
 Advances from a director                 (21,003)         -      9,999
 Advances from a related party             66,394     18,915          -
                                        ----------  ---------  ---------

 Net cash provided by financing
  activities                              218,391     18,915      9,999
                                        ----------  ---------  ---------


Change in cash and
cash equivalents for the period               731     (5,265)   (15,926)

Cash and cash equivalents,
beginning of period                             -      5,996     36,982
                                        ----------  ---------  ---------

Cash and cash equivalents,
end of period                           $     731   $    731   $ 21,056
========================================================================


Cash and cash equivalents
consists of:
 Cash                                   $     701   $    701   $  3,089
 Cash held in trust                            30         30     17,967
                                        ----------  ---------  ---------

                                        $     731   $    731   $ 21,056
========================================================================







Supplemental  disclosure  with  respect  to  cash  flows  (Note  9)

   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS



(Unaudited)



OCTOBER  31,  2002
================================================================================


1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY


The Company was incorporated on February 7, 2000, under the laws of the State of Nevada.

The Company is in the business of acquiring and operating vineyards along with wine production and distribution. The Company has not yet generated significant revenues and therefore is considered to be a development stage company.

The accompanying financial statements of Wineshares International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary (consisting of a normal or recurring nature) for a fair presentation have been included. Prior year financial statements should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2002. The results of operations for the six-month period ended October 31, 2002, are not necessarily indicative of the results to be expected for the year ending April 30, 2003.



2.     GOING  CONCERN


These financial statements have been prepared with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of common stock and amounts advanced to the Company by related parties. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.





================================================================
                                       October 31,   April 30,
                                           2002        2002
---------------------------------------------------------------
Working capital (deficiency)           $ (60,426)  $ (26,264)
Deficit accumulated during
 the development stage                 $(214,500)  $(180,338)
================================================================







3.     CASH  HELD  IN  TRUST


Cash held in trust consists of funds deposited with the Company's legal counsel to be used for legal fees and other disbursements authorized by the Company.

WINESHARES  INTERNATIONAL  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
OCTOBER  31,  2002




4.     ADVANCES  RECEIVABLE  FROM  A  DIRECTOR

The advances receivable from a director are unsecured, non-interest bearing and have no fixed terms of repayment.


5.     VINEYARD  OPTION


The Company entered into an agreement to purchase a vineyard in British Columbia from RMA Enterprises Ltd. ("RMA") for the purposes of operating an estate winery. The consideration for the purchase is Cdn $650,000 (approximately US$420,000) which is payable as follows:

     i) Cdn $10,000 (approximately US$6,500) by the issue of a promissory note payable without interest on the earlier of the date which is one year from the date of the agreement or the date the Company elects to register this agreement in the Land Titles Office;

     ii) Payments to RMA of all proceeds received from the sale of grape production prior to closing of this agreement which are to be applied to the mortgage of RMA at RMA's discretion;

     iii) The  balance  by  certified  check  at  closing.

     As additional consideration, the Company issued 150,000 shares of common stock to RMA (Note 7).

     The agreement also provided for certain conditions to be met on or before the closing date as follows:

     i) On or before the date which is two years after the date of the agreement, the Company will have received all necessary government approvals, including, a license under the Liquor Distribution Act RSBC c 268.

     ii) On or before the date which is ten business days after the date the agreement was executed, the Company entered into a management agreement with Mr. Robert Mingay (Note 8).

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


8.     COMMITMENT


The Company entered into a management agreement with Robert Mingay whereby as consideration for providing all necessary vineyard management services, the Company agreed to pay a management fee of Cdn $1,000 per month.



9.     SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT  TO  CASH  FLOWS

=======================================================


                            Six-Month     Six-Month
                            Period Ended  Period Ended
                            October 31,   October 31,
                                2002       2001
-------------------------------------------------------
Cash  paid  for
 Interest                    $  -           $        -
 Income  taxes               $  -           $        -
=======================================================


There were no significant non-cash transactions during the six-month period ended October 31, 2002.

The significant non-cash transaction during the six-month period ended October 31, 2001, was as follows:



     a) The Company issued 150,000 shares as part of the consideration for the acquisition of the vineyard option.


10.     SEGMENTED  INFORMATION

The Company operates in one business segment, being the acquisition and operation of vineyards, in Canada.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

OVERVIEW

     We are currently engaged in the business of operating a vineyard known as the Eagle Bluff Vineyard in Okanagan Falls, British Columbia, which we acquired an interest in from RMA Enterprises as a result of a Vineyard Purchase Agreement dated April 26, 2001.



     Our immediate plan of operation calls for the continued operation of the Eagle Bluff Vineyard and the annual sale of its production to Hawthorne Mountain Vineyards pursuant to our Grape Growers Contract. The Grape Growers Contract requires us to sell all production from the Eagle Bluff Vineyard to Hawthorne Mountain Vineyards until November 30, 2003. We believe that, in the short-term, the Grape Grower's Contract should be sufficient to satisfy the vineyard's basic operating expenses

     Our plan also includes both nurturing the newly planted vines on the previously unused portions of the Eagle Bluff vineyard and strengthening the existing vines that had been previously overcropped. Both the newly planted vines and the previously stressed vines are progressing well. The timing of the first harvest achieved from newly planted vines can range considerably based upon many factors, such as maintenance and care, and most notably, the weather. A healthy balance of sun and moisture can make a difference in when the first harvest will be achieved.



     Due to good maintenance and care of the vines and very favorable growing conditions, the harvest this year had improved yields of grapes per acre over the previous year.



     Our long range business plan includes acquiring additional vineyards along with wine production and distribution facilities in order to take advantage of the economies of scale that can be achieved from horizontal and vertical integration in the wine and beverage market. Therefore, we will need additional capital for any expansion or construction of a winery. Management does not presently know of any potential sources of revenue other than the annual sale of the grape crop pursuant to the Grape Growers Contract. At the present time, management does not anticipate any additional revenues from grape sales until the 2003 harvest. Within the next twelve months, we intend to apply to become a listed company on a US based stock exchange or quotation system which may facilitate our ability to raise capital in the future. However, we can provide no assurances that we will be


                                  3 of 11
successful in obtaining a listing or quotation on a US based stock exchange or quotation system or that we will be successful in raising additional capital.



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

     In British Columbia, the existing regulations require that liquor licensing and sales be administered by two branches of the provincial government, the Liquor Control & Licensing Branch ("LCLB") and the Liquor Distribution Branch ("LDB"). The LCLB controls licensing of businesses and individuals engaged in alcohol beverage production or sales . The LDB also controls the distribution, wholesaling and retailing of alcohol beverages.

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


                                  4 of 11

RESULTS  OF  OPERATIONS

Revenue



     During the three-month period ending October 31, 2002, we had no revenue. Revenue reported for the three-month period ended October 31, 2001, was $12,436. The only revenue presently generated is from the sales of the annual harvest to Hawthorne Mountain Vineyards pursuant to the Grape Growers Contract. No revenue was generated in the period ended October 31, 2002, because the annual harvest and sale in 2002 occurred at a time after the quarterly period ended in October.

Vineyard  Expenses

     Vineyard expenses for the three-month period ended October 31, 2002, was $9,047 as compared to $1,924 for the same three-month period in 2001. The increase in vineyard expenses is attributable to extensive labor undertaken to strengthen and nurture the vines which was required due to overcropping of the vineyard prior to our purchase. Labor expense for the three-month period ended October 31, 2002, was $6,995, compared to no labor expenditures for the three-month period ended October 31, 2001.

Income  (loss)  from  Operation  of  the  Vineyard

     The loss from operations of the vineyard for the three-month period ended October 31, 2002, was $9,047, a decrease from the income of $10,512 reported for the same three-month period in 2001. This difference is attributable to the extensive labor expenses incurred in this period. In addition, the loss is also due to the fact that no revenue was generated for the period ended October 31, 2002, because the harvest for this season had not yet occurred.

Other  Expenses

     Administrative expenses for the three-month period ended October 31, 2002, was $9,582. The most significant component of these expenses consisted of accounting and auditing expenses of $8,243. The administrative expenses for the corresponding period of 2001 were $12,728.

Net  Loss

     For the three-month period ended October 31, 2002, we had a net loss of $18,629, an increase from a loss of $2,216 reported for the same three-month period in 2001.

Liquidity  and  Capital  Resources

     As of October 31, 2002, we had total assets of $40,810 of which $701 was cash on hand. The total current liabilities as of October 31, 2002, were
$82,160. The most significant component of the total current liabilities consisted of our obligations under our purchase agreement with RMA Enterprises, Ltd. for the Eagle Bluff Vineyard in the amount of $66,394. The total deficiency in assets as of October 31, 2002, was $41,350.

     Currently, the only revenue presently generated is an annual payment from the sale of the harvest to Hawthorne Mountain Vineyards pursuant to the Grape Growers Contract. These revenues are insufficient to expand or construct a winery or satisfy any requirements necessary for the granting of a winery license. Therefore, additional capital is required. We are not presently aware of any potential sources of revenue other than the Grape Growers Contract.




                                  5 of 11

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



                                  6 of 11

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

Wineshares  International,  Inc.

Date:     May  22,  2003



By:  /s/ Buko  von  Krosigk
     -------------------------
     Buko  von  Krosigk

     CHIEF  EXECUTIVE  OFFICER  AND
     DIRECTOR




                                  8 of 11

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


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


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


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date        May  22,  2003



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


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


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


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date          May  22,  2003



                             /s/ Gerard Darmon
                             ___________________________________

                                   (Signature)

                             Chief Financial Officer and Director
                             ___________________________________
                                   (Title)