Form 10QSB
period 2003-01-31
WINESHARES INTERNATIONAL INC
filed 2003-06-05
CIK 1118183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  January  31,  2003


[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period                 to


          Commission  File  Number     000-33403
                                       ---------

                         Wineshares International, Inc.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                      98-0349285
------------------------------------        ----------
(State  or  other  jurisdiction  of         (IRS Employer Identification  No.)
incorporation  or  organization)


517-518  Moberly  Road
Vancouver,  B.C.                            V5Z  4G3
------------------------------------        --------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,268,000 Shares of $0.001 par value Common Stock outstanding as of January 31, 2003.

Transitional  Small Business Disclosure Format (check one): Yes [ ]  No [X]


                                   1 of 11

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS


                                   2 of 11

                          WINESHARES INTERNATIONAL, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                   (Unaudited)


                                JANUARY 31, 2003

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
BALANCE  SHEETS
================================================================================



--------------------------------------------------------------------------------

                                             January  31,   April  30,
                                                    2003          2002
--------------------------------------------------------------------------------
                                             (Unaudited)      (Audited)

ASSETS

Current assets
   Cash                                      $       484   $     967
 Cash held in trust (Note 3)                          30       5,029
 Advances receivable from a
 director (Note 4)                                21,003      21,003
 Prepaid expenses                                      -         407
                                             ------------  ----------

 Total current assets                             21,517      27,406

Vineyard option (Note 5)                          43,876      19,076
                                             ------------  ----------

Total assets                                 $    65,393   $  46,482
=====================================================================


LIABILITIES AND DEFICIENCY
IN ASSETS

Current liabilities
 Accounts payable and accrued liabilities    $    22,592   $   6,191
 Due to RMA Enterprises Ltd. (Note 6)             71,829      47,479
                                             ------------  ----------

 Total current liabilities                        94,421      53,670
                                             ------------  ----------


Commitment (Note 8)


Deficiency in assets
 Common stock (Note 7)
   Authorized
     25,000,000  common shares with
     a par value of $0.001 per share
   Issued and outstanding






     10,268,000  common shares

     (April 30, 2002 - 10,268,000)                10,268      10,268
 Additional paid-in capital                      162,882     162,882
 Deficit accumulated during the
 development stage                              (202,178)   (180,338)
                                             ------------  ----------

 Total deficiency in assets                      (29,028)     (7,188)
                                             ------------  ----------

Total liabilities and deficiency in assets   $    65,393   $  46,482
=====================================================================










   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS
(Unaudited)
================================================================================





                                  Cumulative
                                Amounts from
                                 Inception
                                (February 7,   Three-Month  Three-Month  Nine-Month    Nine- Month
                                     2000) to  Period Ended Period Ended Period Ended  Period Ended
                                 January 31,   January 31,  January 31,  January 31,   January 31,
                                        2003         2003         2002         2003          2002
                               ------------  ------------  ------------  ------------  ---------

REVENUE
 Grape sales                   $    37,236   $    24,800   $         -   $    24,800   $ 12,436
                               ------------  ------------  ------------  ------------  ---------

VINEYARD EXPENSES
 Labor                              23,132         1,722         3,742        10,753      9,546
 Management fees                    13,405         1,916         1,886         5,724      5,768
 Materials and supplies              2,433           128             -           926        357
 Utilities                             841             -           692            49        692
 Vines and posts                    20,950           223         5,566         3,773     17,177
                               ------------  ------------  ------------  ------------  ---------

Total vineyard expenses             60,761         3,989        11,886        21,225     33,540
                               ------------  ------------  ------------  ------------  ---------

Income (loss) from operation
 of vineyard                       (23,525)       20,811       (11,886)        3,575    (21,104)
                               ------------  ------------  ------------  ------------  ---------

EXPENSES
 Accounting and audit               26,211         6,500         2,520        15,889      5,070
 Administration and office           3,656            12             -           274      4,559
 Business promotion                  1,971             -             -             -          -
 Filing fees                           205           205             -           205          -
 Foreign exchange  loss              3,110         1,772             -         3,110          -
 Insurance                           1,000             -           591           407        593
 Legal                              62,023             -         8,390         5,266     21,471
 Management and consulting          79,191             -           841             -        841
 Property taxes                      1,286             -           679           264        679
                               ------------  ------------  ------------  ------------  ---------

                                   178,653         8,489        13,021        25,415     33,213
                               ------------  ------------  ------------  ------------  ---------

Net income (loss)              $  (202,178)  $    12,322   $   (24,907)  $   (21,840)  $(54,317)
                               =================================================================

Net income (loss) per share -
(basic and diluted)                          $      0.01   $     (0.01)  $     (0.01)  $  (0.01)
                               =================================================================
Weighted average
number
 of shares
outstanding - (basic
 and diluted)                                 10,268,000    10,118,000    10,268,000 10,118,000
                               =================================================================






   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL, INC.
(A  Development  Stage  Company)
STATEMENT  OF  DEFICIENCY  IN  ASSETS
(Unaudited)
================================================================================





                                                   Common Share                        Deficit
                                      --------------------------------                 Accumulated
                                                                           Additional  During the
                                       Price per     Number                Paid-In     Development
                                         Share     of  Shares   Amount     Capital     Stage     Total
---------------------------------------------------------------------------------------------------------

Balance, February 7, 2000                       -  $        -  $      -  $       -   $       -

 Issuance of common stock for cash          0.001   5,000,000     5,000          -           -     5,000

 Issuance of common stock for cash           0.01   5,000,000     5,000     45,000           -    50,000

 Net loss                                                   -         -          -           -         -
                                      -------------------------------------------------------------------

Balance, April 30, 2000                            10,000,000    10,000     45,000           -    55,000

 Issuance of common stock for cash           1.00     118,000       118    117,882           -   118,000

 Net loss                                                   -         -          -    (110,749) (110,749)
                                      -------------------------------------------------------------------

Balance, April 30, 2001                            10,118,000    10,118    162,882    (110,749)   62,251

Issuance of common stock for vineyard
 option                                               150,000       150          -           -      150

 Net loss                                                   -         -          -     (69,589)  (69,589)
                                      -------------------------------------------------------------------


Balance, April 30, 2002                            10,268,000    10,268    162,882    (180,338)   (7,188)

 Net loss                                                  -         -          -     (21,840)  (21,840)
                                      -------------------------------------------------------------------

Balance, January 31, 2003                          10,268,000  $ 10,268   $162,882   $(202,178) $(29,028)
=========================================================================================================






   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL, INC.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
(Unaudited)
================================================================================





                                            Cumulative
                                          Amounts from
                                           Inception
                                          (February 7,    Nine Month    Nine Month
                                              2000) to  Period Ended  Period Ended
                                           January  31,  January 31,  January  31,
                                                   2003         2003          2002
------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                                   $(202,178)  $(21,840)     $(54,317)

Adjustments to reconcile net loss
 to cash used in operating activities
   Foreign exchange gain unrealized                                        968
   Decrease (increase) in prepaid expenses           -        407         (407)
   Increase (decrease in accounts payable
     and accrued liabilities                   22,592     16,401        (3,111)
                                            ----------  ---------     ---------

 Net cash used in operating activities       (179,586)    (5,032)      (56,867)
                                            ----------  ---------     ---------


CASH FLOWS FROM INVESTING
ACTIVITIES
 Acquisition of vineyard option               (43,726)   (24,800)      (18,926)
                                             ----------  ---------     ---------

 Net cash used in investing activities        (43,726)   (24,800)      (18,926)
                                            ----------  ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                     173,000          -             -
 Advances (to) from a director                (21,003)         -         9,999
 Advances from a related party                 71,829     24,350        41,582
                                            ----------  ---------     ---------

 Net cash provided by financing activities    223,826     24,350        51,581
                                            ----------  ---------     ---------


Change in cash and cash
equivalents for the period                        514     (5,482)      (24,212)

Cash and cash equivalents,
beginning of period                                 -      5,996        36,982
                                            ----------  ---------     ---------
Cash and cash equivalents,
 end of period                              $     514   $    514      $ 12,770
===============================================================================
Cash and cash equivalents
consist  of:
 Cash                                       $     484   $    484      $  3,091
 Cash held in trust                                30         30         9,679
                                            ----------  ---------     ---------

                                            $     514   $    514      $ 12,770
===============================================================================







Supplemental  disclosure  with  respect  to  cash  flows  (Note  9)

   The accompanying notes are an integral part of these financial statements.

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
JANUARY  31,  2003
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

     The accompanying financial statements of Wineshares International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary (consisting of a normal or recurring nature) for a fair presentation have been included. Prior year financial statements should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2002. The results of operations for the nine-month period ended January 31, 2003, are not necessarily indicative of the results to be expected for the year ending April 30, 2003.



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


===============================================================


                                      January 31,    April 30,
                                            2002         2002
--------------------------------------------------------------
Working  capital  (deficiency)     $  (72,904)     $  (26,264)
Deficit  accumulated  during
 the  development  stage           $  (202,178)    $ (180,338)
===============================================================




3.   CASH  HELD  IN  TRUST

     Cash held in trust consists of funds deposited with the Company's legal counsel to be used for legal fees and other disbursements authorized by the Company.

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
JANUARY  31,  2003
================================================================================




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

     The agreement also provides for certain conditions to be met on or before the closing date as follows:

     i) On or before the date which is two years after the date of the agreement, the Company will have received all necessary government approvals, including a license under the Liquor Distribution Act RSBC c 268.

     ii) On or before the date which is ten business days after the date the agreement was executed, the Company entered into a management agreement with Mr. Robert Mingay (Note 8).

     Further, prior to closing, the Company has the right to operate the vineyard, subject to the appointment of Mr. Robert Mingay as Manager pursuant to a management agreement, and to receive the proceeds of all grape production.


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

WINESHARES  INTERNATIONAL,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
JANUARY  31,  2003
================================================================================




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


9.   SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT  TO  CASH  FLOWS


========================================================




                        Nine-Month            Nine-Month
                     Period  Ended         Period  Ended
                      January  31,          January  31,
                              2003                  2002
--------------------------------------------------------
Cash  paid  for
 Interest                 $       -         $       -
 Income  taxes            $       -         $       -
========================================================


There were no significant non-cash transactions during the nine-month period ended January 31, 2003.

The significant non-cash transaction during the nine-month period ended January 31, 2002, was as follows:

     a) The Company issued 150,000 shares as part of the consideration for the acquisition of the vineyard option, for a total of $150.


10.  SEGMENTED  INFORMATION

     The Company operates in one segment, being the acquisition and operation of vineyards, in Canada.

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

     A requirement of our Purchase Agreement with RMA Enterprises is that we obtain a Liquor License before closing can occur. Because the British Columbia government is currently in the process of revising its regulations with regard to liquor licensing, we have delayed our proceeding with the licensing process until the new regulations are released. We believe that the processing fees of such a license will be less than Cdn$1,000.

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


                                  4 of 11

RESULTS  OF  OPERATIONS

Revenue

     We had revenue of $24,800 for the three-month period ended January 31, 2003, compared to no revenue reported for the same three-month period of the prior year. The only revenue presently generated is from the sales of the annual harvest to Hawthorne Mountain Vineyards pursuant to the Grape Growers Contract. The 2001 harvest produced $12,436 in grape sales. However, no revenue was reported for the three-month period ended January 2002, because the harvest for that season occurred in the prior three-month period ended October 31, 2001.

Vineyard  Expenses

     Vineyard expenses for the three-month period ended January 31, 2003, was $3,989 as compared to $11,886 for the same three-month period in 2002. The vineyard expenses consisted of: (a) $1,722 in labor, (b) $1,916 in management fees, (c) $128 for materials and supplies, and (d) $223 for vines and posts. The vineyard expenses for the three-month period ended January 31, 2002, were significantly higher than the same three-month period of the current year because in the prior year we purchased and installed new trellis post and wire system to support additional grapevines.

Income  (Loss)  from  Operation  of  the  Vineyard

     The income from operations of the vineyard for the three-month period ended January 31, 2003, was $20,811, an increase from a loss of $11,886 reported for the same three-month period in 2002. This difference is attributable to no revenue being reported for the three month period ended January 2002, because the harvest and annual grape sales in that season occurred in the prior three-month period ended October 31, 2001. In addition, there were significant expenditures for vines and posts incurred in the three-month period ended January 31, 2002 that were not incurred in the same three month period of the current year.

Other  Expenses

     Administrative expenses for the three-month period ended January 31, 2003, was $8,489. The most significant component of these expenses consisted of accounting and auditing expenses of $6,500. The administrative expenses for the corresponding period of 2002 were $13,021. We incurred no legal expenses for the three-month period ended January 31, 2003, compared to legal expenses of $8,390 for the same three month-period of the prior year.

Net  Income  (Loss)

     For the three-month period ended January 31, 2003, we had net income of $12,322, an increase from a net loss of $24,907 reported for the same three-month period in 2002.

Liquidity  and  Capital  Resources

     As of January 31, 2003, we had total assets of $65,393 of which $484 was cash on hand. The total current liabilities as of January 31, 2003, were
$94,421. The most significant component of the total current liabilities consisted of our obligations under our purchase agreement with RMA Enterprises, Ltd. for the Eagle Bluff Vineyard in the amount of $71,829. The total deficiency in assets as of January 31, 2003, was $29,028.

     Currently, the only revenue presently generated is an annual payment from the sale of the harvest to Hawthorne Mountain Vineyards pursuant to the Grape Growers Contract. These revenues are insufficient to


                                   5 of 11
expand or construct a winery or satisfy any requirements necessary for the granting of a winery license. Therefore, additional capital is required. We are not presently aware of any potential sources of revenue other than the Grape Growers Contract.


ITEM  3.     CONTROLS  AND  PROCEDURES.

      As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Buko von Krosigk, and our Vice President of Finance, Mr. Gerard Darmon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information, relating to us, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


ITEM  5.     OTHER  INFORMATION

     None.



                                   7 of 11

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